Form 10QSB
period 2006-06-30
POLYMEDIX INC
filed 2006-08-14
CIK 1341843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ___________

COMMISSION FILE NUMBER: 000-51895

POLYMEDIX, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	27-0125925 (I.R.S. Employer Identification No.)

3701 Market Street, Suite 442

Philadelphia, PA 19104

(Address of Principal Executive Offices)

(215) 966-6227

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

As of August 11, 2006, the issuer had 12,411,800 shares of issued and outstanding common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (Check One): Yes No

POLYMEDIX, INC.

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS – as of June 30, 2006 and December 31, 2005	3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – for the Three and Six-Months Ended June 30, 2006 and 2005 and for the Period from August 8, 2002 (Inception) to June 30, 2006	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – for the Six-Months Ended June 30, 2006 and 2005 and for the Period from August 8, 2002 (Inception) to June 30, 2006	5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	12

Item 3. Controls and Procedures	17

PART II - OTHER INFORMATION

Item 6. Exhibits	18

SIGNATURES	18

EXHIBITS INDEX	19

Back to Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PolyMedix, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)

	June 30, 2006	December 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$12,120	$15,287
Short-term investments	4,955	—
Prepaid expenses and other current assets	427	21

Total current assets	17,502	15,308
Property and Equipment:
Computers	133	31
Office furniture and lab equipment	189	181
Accumulated depreciation	(81)	(52)

Total property and equipment	241	160

TOTAL ASSETS	$17,743	$15,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,305	$613

Total current liabilities	1,305	613
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock ($0.001 par value; 10,000 shares authorized; 7,055 and 5,589 issued and outstanding at June 30, 2006 and December 31, 2005, respectively) Liquidation value $21,911 and $16,895 at June 30, 2006 and December 31, 2005, respectively)	7	6
Common stock ($0.001 par value; 40,000 shares authorized; 12,412 and 12,382 issued and outstanding at June 30, 2006 and December 31, 2005, respectively)	12	12
Additional paid-in capital	26,860	24,216
Unearned stock-based compensation	—	(1,636)
Deficits accumulated during the development stage	(10,438)	(7,743)
Unrealized loss on available for sale securities	(3)	—

Total stockholders’ equity	16,438	14,855

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,743	$15,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Index

PolyMedix, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

					For the period August 8, 2002 (Inception) to June 30, 2006

	Three-Months ended June 30,		Six-Months ended June 30,

	2006	2005	2006	2005

Revenues:
Grant and research revenues	$265	$25	$282	$114	$782

Total revenues	265	25	282	114	782
Operating Expenses:
Research and development	637	418	1,148	1,030	5,704
General and administrative	1,114	236	2,090	810	5,842

Total operating expenses	1,751	654	3,238	1,840	11,546
Other Income:
Interest income	170	6	261	11	326

Total other income	170	6	261	11	326

Net loss	$(1,316)	$(623)	$(2,695)	$(1,715)	$(10,438)

Dividends on Series 1 Preferred Stock	(402)	—	(619)	—	(746)

Net loss attributable to common stockholders	$(1,718)	$(623)	$(3,314)	$(1,715)	$(11,184)

Per share information:
Net loss per common share - basic and diluted	$(0.14)	$(0.19)	$(0.27)	$(0.54)
Weighted average common shares outstanding - basic and diluted	12,190	3,283	12,141	3,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Index

PolyMedix, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

			For the period August 8, 2002 (Inception) to June 30, 2006

	Six-Months ended June 30,

	2006	2005

Cash Flows from Operating Activities:
Net loss	$(2,695)	$(1,715)	$(10,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29	16	81
Stock-based compensation	561	457	2,604
Increase in prepaid expenses and other current assets	(406)	(92)	(427)
Increase in accounts payable and accrued expenses	692	319	1,305

Net cash used in operating activities	(1,819)	(1,015)	(6,875)
Cash Flows from Investing Activities:
Cash paid for property and equipment	(110)	(67)	(322)
Purchases of investments	(4,958)	—	(4,958)

Net cash used in investing activities	(5,068)	(67)	(5,280)
Cash Flows from Financing Activities:
Net proceeds from issuance of stock	3,720	(83)	24,275

Net cash provided by (used in) investing activities	3,720	(83)	24,275
Net increase (decrease) in cash and cash equivalents	(3,167)	(1,165)	12,120
Cash and cash equivalents - beginning of year	15,287	3,705	—
Cash and cash equivalents - end of period	$12,120	$2,540	$12,120
Non-Cash Financing Activities:
Warrants issued to placement agent	$446	$—	$2,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Index

PolyMedix, Inc.

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

In these condensed consolidated financial statements, “PolyMedix,” “we,” “us” and “our” refer to PolyMedix, Inc. and its wholly owned subsidiary PolyMedix Pharmaceuticals, Inc. and “Common Stock” refers to PolyMedix’s common stock, par value $0.001 per share.

1 – Organization and Business Activities

We are a development stage biotechnology company focused on treating infectious diseases with small molecule antibiotic drugs that mimic the natural antimicrobial activity of proteins (biomimetics). Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing of our product candidates, exploring marketing channels and recruiting personnel.

We have not generated any product sales revenues, have incurred operating losses since inception, and have not achieved profitable operations. Our deficit accumulated during the development stage through June 30, 2006 aggregated $10,438, and we expect to continue to incur substantial losses in future periods. We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development.

Interim Financial Information

The condensed consolidated financial statements include the accounts of PolyMedix, Inc. and its wholly owned subsidiary, PolyMedix Pharmaceuticals, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at June 30, 2006 and for periods ended June 30, 2006 and 2005, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to state fairly the financial information set forth in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 included in our registration statement on Form 10-SB filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the value of our common stock, preferred stock and stock options and the expected useful life of our property and equipment.

2 – Recent Accounting Pronouncements

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method. See Note 5 for further detail regarding the adoption of this standard.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

Back to Index

3 – Comprehensive Loss

The following is the reconciliation of net loss to comprehensive loss for the three and six-months ended June 30, 2006 and 2005 and for the period from August 8, 2002 (inception) to June 30, 2006:

	Three-Months Ended June 30,		Six-Months Ended June 30,		Period from August 8, 2002 (Inception) to June 30, 2006

	2006	2005	2006	2005

Net loss	$(1,316)	$(623)	$(2,695)	$(1,715)	$(10,438)
Unrealized loss on available for sale securities	(3)	—	(3)	—	(3)

Comprehensive loss	$(1,319)	$(623)	$(2,698)	$(1,715)	$(10,441)

4 – Short-Term Investments

Short-term investments consist of investment grade fixed income securities with original maturities of greater than three months. All investments are classified as “available for sale”, and are considered current assets, as management has the option to sell them at any time.

We had no short-term investments at or prior to December 31, 2005 and the following summarizes the short-term investments as of June 30, 2006:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government obligations	$4,958	$—	$(3)	$4,955

As of June 30, 2006, all short-term investments had maturities of less than one-year.

5 – Stock-Based Compensation

We maintain equity compensation plans under which grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards are granted to selected employees, non-employee directors and key advisors. From our inception on August 8, 2002 we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and have recognized equity compensation expense over the requisite service period using the Black-Scholes-Merton formula to estimate the fair value of stock options. Beginning January 1, 2006, we adopted SFAS No. 123(R) using the modified-prospective method. Generally, the fair value approach in SFAS No. 123(R) is similar to the fair value approach in SFAS No. 123. The adoption of SFAS No. 123(R) did not have an impact on our stock-based compensation expense for the three and six-months ended June 30, 2006, result in the recognition of a tax benefit or necessitate a cumulative or prior period adjustment to our financial statements. The following table summarizes the total stock-based compensation expense included in our unaudited Condensed Consolidated Statements of Operations:

Back to Index

	Three-Months Ended June 30,		Six-Months Ended June 30,		Period from August 8, 2002 (Inception) to June 30, 2006

	2006	2005	2006	2005

Research and development	$16	$1	$18	$145	$853
General and administrative	247	1	543	312	1,751

Total stock-based compensation expense	$263	$2	$561	$457	$2,604

As of June 30, 2006, there were 1,788 shares that our Board of Directors has approved for issuance, subject to shareholder approval, in connection with our equity compensation plans.

Stock Options

As of June 30, 2006, there was approximately $1,244 of total unrecognized compensation cost related to non-vested stock options, which will be amortized over the weighted average remaining service period of approximately 1.89 years. This expected cost does not include the impact of any future stock option awards. Options granted are generally exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair value on the date of grant and generally vest over terms ranging from immediately to three years. A summary of the status of our stock options as of June 30, 2006 and changes during the six-months ended June 30, 2006 is presented below:

	Options	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at beginning of period	3,453	$1.50
Granted	553	$1.50
Exercised	—	—
Expired	—	—
Forfeited	(400)	$1.50

Outstanding at end of period	3,606	$1.50	9.33	$0
Exercisable at end of period	1,341	$1.50	9.31	$0

During the three and six months ended June 30, 2006, 200,000 and 400,000 options, respectively, were terminated and are therefore no longer outstanding under our Equity Compensation Plans. The fair value of options granted was $98 or $0.84 per share, $459 or $0.83 per share, and $3,314 or $0.83 per share, for the three and six-months ended June 30, 2006 and for the period from August 8, 2002 (Inception) to June 30, 2006, respectively. No options were granted prior to the second half of 2005. The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on June 30, 2006. Intrinsic value is determined by calculating the difference between the value of our stock on the last day of the second quarter of fiscal 2006 and the exercise price, multiplied by the number of options. We estimate the aggregate intrinsic value of these options to be zero as of June 30, 2006.

Back to Index

The fair value of options granted is amortized over the requisite service period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton formula with the following weighted average assumptions:

Three and Six-Months Ended June 30, 2006

Range of risk free interest rates	4.30% – 4.96%
Dividend yield	0%
Expected volatility	60%
Expected life of options (in years)	5
Forfeitures	0%

Expected volatility and expected life for the three and six-months ended June 30, 2006 were based upon our benchmark analysis of selected companies. The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant.

Restricted Common Stock Grants

As of June 30, 2006, there were approximately $3 of total unrecognized compensation cost related to non-vested restricted stock grants, which will be amortized over the weighted average remaining service period of approximately 0.4 years. This expected cost does not include the impact of any future restricted common stock awards.  The restriction period for restricted stock awards was four years, commencing from the grant date.

A summary of the status of our restricted stock awards as of June 30, 2006 and changes during the three and six-months ended June 30, 2006 and 2005 and from the period from August 8, 2002 (Inception) to June 30, 2006 is presented below:

	Three-Months Ended June 30,		Six-Months Ended June 30,		Period from August 8, 2002 (Inception) to June 30, 2006

	2006	2005	2006	2005

Restricted common stock - beginning of period	207	543	291	627	—
Granted	—	—	—	—	1,464
Vested	(84)	(84)	(168)	(168)	(1,256)
Forfeited	—	—	—	—	(85)

Restricted common stock - end of period	123	459	123	459	123

The grant date fair value of these awards was $34 for the period from August 8, 2002 (Inception) to June 30, 2006, respectively. Compensation expense of $2, $4, $2, $4 and $31 for the three and six-months ended June 30, 2006, for the three and six-months ended June 30, 2005 and for the period from August 8, 2002 (Inception) to June 30, 2006, respectively.

Common Stock Grants

For the three and six-months ended June 30, 2006, the three and six-months ended June 30, 2005 and for the period from August 8, 2002 (Inception) to June 30, 2006, we issued common stock grants of 30, 30, 0, 696 and 1,244 shares, respectively. The fair value and expense recognized from the issuance of common stock grants for the three and six-months ended June 30, 2006, the three and six-months ended June 30, 2005 and for the period from August 8, 2002 (Inception) to June 30, 2006, were $45, $45, $0, $452 and $834, respectively.

Back to Index

6 – Stockholders’ Equity

Common Stock

We are authorized to issue 40,000 shares of common stock, with a par value of $0.001, of which 12,412 and 12,382 were issued and outstanding as of June 30, 2006 and December 31, 2005, respectively.

Preferred Stock

We are authorized to issue 10,000 shares of preferred stock, with a par value of $0.001, of which 7,055 and 5,589 were issued and outstanding as of June 30, 2006 and December 31, 2005, respectively. During the first quarter of 2006, we issued 1,466 shares of Series 1 Preferred Stock at $3.00 per share for proceeds of $4,398, net of expenses of $678.  In 2005, we issued 5,589 shares of Series 1 Preferred Stock at $3.00 per share, for proceeds of $16,767, net of expenses of $2,622.

As of June 30, 2006, we have paid $2,725 in commission fees, expenses and financial consulting fees to the placement agent and issued warrants to purchase 2,822 shares of common stock at an exercise price of $1.80 per share in connection with our private placement of Series 1 Preferred Stock completed in the first quarter of 2006. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 4.45%; the contractual life of 5 years and volatility of 60%. The fair value of the warrants issued was estimated to be $2,149. In addition to fees and expenses paid and warrants issued to a placement agent, we incurred $574 in legal, consulting and other costs associated with the sale of the Series 1 Preferred Stock. Each share of Series 1 Preferred Stock is convertible into two shares of common stock at any time at the option of the holder. On December 31, 2008, all outstanding shares of Series 1 Preferred Stock, if any, shall automatically convert on that date into common stock. Cumulative annual dividends, payable in shares of Series 1 Preferred Stock or cash at the option of the Board of Directors, accrue at an annual rate of 6% ($0.18 per share). No dividends have been declared as of June 30, 2006, and $746 of cumulative dividends have accrued related to Series 1 Preferred Stock. The shares of Series 1 Preferred Stock have a liquidation preference of $3.00 per share over the common stock, plus all accumulated and unpaid dividends in arrears. The shares of Series 1 Preferred Stock are entitled to a number of votes equal to the number of shares of common stock into which such shares are convertible. In addition, the outstanding shares of Series 1 Preferred Stock, voting as a separate class, shall vote (i) to authorize or issue equity securities (or any equity or debt securities convertible into equity securities) ranking senior to the Series 1 Preferred Stock in respect of dividends, distributions or rights upon liquidation, or (ii) to authorize or effect any capital reorganization or reclassification of any securities (or securities convertible into other securities) into equity securities of the Company ranking senior to the Series 1 Preferred Stock in respect of dividends, distributions or rights upon liquidation.

Warrants

During the three and six-months ended June 30, 2006 and year ended December 31, 2005, we issued warrants to purchase 0, 586 and 2,236 shares, respectively, of common stock at an exercise price of $1.80 per share to the placement agent of our Series 1 Preferred Stock. These warrants expire in November 8, 2010.

8 – Commitments and Contingencies

In June 2006, we entered into a lease agreement for 24,223 square feet of combined office and laboratory space located in Radnor, Pennsylvania. The initial term of the lease is 12 years. The initial term will begin on or before December 1, 2006. Our annual future minimum lease payments under this non-cancelable operating lease are as follows:

Operating Leases

Year 1	$289
Year 2	$389
Year 3	$489
Year 4	$582
Year 5	$666
Thereafter	$5,059

Total minimum lease payments	$7,474

Back to Index

University of Pennsylvania. In January 2003, we entered into a Patent License Agreement with the University of Pennsylvania (“Penn”). Under the terms of the agreement, we were granted an exclusive, worldwide royalty-bearing license to make and sell products utilizing seven of Penn’s issued or pending patents for the life of such patents. One issued patent and five patent applications cover the composition of matter on antimicrobial compounds, including small molecules, oligomers and polymers. One patent application covers the composition and use of polycatonic compounds for treating cancer. If a change-of-control event occurs, in which we transfer the license to these patents to a third party, we are acquired by another company, or we conduct an initial public offering of our securities, we are required to pay a 3% royalty on the gross sales for licensed products that are sold as pharmaceuticals and a 1.5% royalty on products sold as coatings for use in medical devices. We are permitted to sublicense the patents provided that (a) the sublicensee is prohibited from further licensing of the patents and (b) the sublicensee is subject to all of the terms of the original license granted to us. In addition, we are required to disclose to Penn any consideration we receive from sublicensing our patents to a third party.

University of Massachusetts. In December 2003, we entered a five-year sponsored research agreement with the University of Massachusetts (“UMass”). Under the terms of this agreement, we have the exclusive option to license any intellectual property that may be generated by Dr. Gregory Tew pursuant to research sponsored under the agreement. We may exercise this option by issuing 15,000 shares of our common stock to UMass for each $100,000 of research conducted by Dr. Tew. If we exercise this option, we are also required to reimburse UMass for direct patent costs incurred by it for the patents licensed by us. We have agreed to sponsor $118,000 of Dr. Tew’s research in fiscal 2006.

Agreements with Employees. We have entered into employment agreements with various executives. These agreements provide for severance arrangements and accelerated vesting of equity compensation awards in the event that the executive is terminated by the Company other than for cause or disability or if the executive resigns for good reason.

In April 2006, we entered into a line of credit agreement with a financial institution. This line of credit provides for monthly interest-only payments at a variable per annum rate of 3% plus the 30-day LIBOR rate. The amount available under this line of credit ranges from 85% to 92% based upon the amount and security type of cash and investments pledged as collateral. There is currently no outstanding balance on this line of credit.

Back to Index

Item 2. Management’s Discussion and Analysis or Plan of Operation

You should read the following discussion in conjunction with “Risk Factors” and our unaudited consolidated financial statements included elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include statements regarding our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy our industry trends and other statements regarding matters that are not historical facts. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:

•	the timing of our product development and evaluation;
•	the timing and magnitude of expenditures we may incur in connection with our ongoing research and development activities;
•	the results of our preclinical and clinical trials;
•	the availability of additional capital on terms acceptable to us;
•	the timing and financial consequences of our formation of new business relationships and alliances; and
•	the timing and volume of sales of products for which we obtain marketing approval.

You should keep in mind that any forward-looking statement made by us in this report speaks only as of the date of this report. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report.

Back to Index

General

We are a development stage biotechnology company focused on treating infectious diseases with small molecule antibiotic drugs that mimic the natural antimicrobial activity of proteins (biomimetics). Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing of our product candidates, exploring marketing channels and recruiting personnel.

Plan of Operation

Over the next 12 months and going forward, we intend to pursue the following five research and development programs:

•	i.v. antibiotic;
•	Heparin and LMWH antagonist;
•	topical ophthalmic antibiotic;
•	angiogenesis inhibitor for age related macular degeneration and cancer; and
•	antimicrobial polymers for biomaterials applications.

We are currently conducting advanced preclinical development and lead optimization for our i.v. antibiotic and our Heparin and LWMH antagonist product candidates and evaluating the best commercial and medical opportunities for these products. We plan to submit Investigational New Drug, or IND, applications for our i.v. antibiotic and our Heparin and LMWH antagonist product candidates in 2007. During the next 12 months, we anticipate spending approximately $4 million in research and development costs directly related to each of these two IND programs. We estimate that it will cost at least $50 million in direct development costs over 48-60 months to file a NDA and thus bring to market each of our i.v. antibiotic product candidate and our Heparin and LMWH antagonist product candidate ($100 million for both product candidates). Our general commercialization strategy for these product candidates, if regulatory approval is obtained, is to:

•	build an infectious disease business with a specialty sales force to market these product candidates to hospitals in North America; and
•

explore primary care and international sales opportunities for these products by out-licensing the sales and marketing of such product candidates to companies with primary care and/or international pharmaceutical market experience.

We also intend to conduct pre-clinical development of our compounds for use as a topical antibiotic. The primary topical application of our leading compound in this area will be an ophthalmic topical antibiotic for the treatment of eye infections. Subject to securing additional financing, we may also file an IND application for the ophthalmic topical or other antibiotic indication in 2007. We will also explore out-licensing opportunities regarding this product candidate and, instead of filing an IND, may focus on generating a limited core of basic enabling data to support our efforts to license this product candidate to an out-licensing partner who will continue research and development efforts in developing a marketable ophthalmic topical antibiotic.

Similarly, as sufficient resources become available, we plan to pursue development of an angiogenesis inhibitor for use in fighting age related macular degeneration and cancer. This development program will either be in cooperation with partners through joint venture or out-licensing arrangements or on our own, depending on our financial resources. If we pursue out-licensing arrangements, we will focus on generating a limited core of basic enabling data to support our efforts to license this product candidate to an out-licensing partner who will continue research and development efforts in developing marketable products.

To date, we have only conducted preliminary experiments with our antimicrobial polymers for biomaterials applications, and we do not currently plan to conduct advanced development of these product candidates in the foreseeable future. We intend to focus on generating a limited core of basic enabling data to support our efforts to license these product candidates to out-licensing partners who will continue research and development efforts in developing marketable products.

Back to Index

We believe that our pursuit of out-licensing opportunities and partners in the development and, if regulatory approval is obtained, marketing of our ophthalmic topical antibiotic, angiogenesis inhibitor and antimicrobial polymers will require minimal use of our resources. These product candidates and the out-licensing opportunities they present serve as a possible avenue to accelerate revenue generation, thereby helping us to fund development of our more-advanced product candidates, including our i.v. antibiotic and our Heparin and LMWH antagonist.

In the near-term, we expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, as a result of the research and development expenses we expect to incur in developing our product candidates and the general and administrative expenses we expect to incur as a reporting company under the Securities Exchange Act of 1934, as amended. Additionally, we do not expect to generate any revenues from sources other than research grants for the foreseeable future.

While we believe our current cash and investment balances are adequate to fund our operations until the end of 2007, we will require additional capital resources, including the net proceeds from additional equity and debt financing transactions, in order to adequately fund our research and development activities beyond 2007. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors, many of which we cannot control, including:

•	continued progress of and increased spending related to our research and development activities, including our plan to hire an additional 12 research and development employees;
•	progress with preclinical experiments and clinical trials;
•	increased general and administrative expenses related to our becoming a reporting company; prosecuting and enforcing patent claims;
•	technological and market developments;
•	the ability to establish product development arrangements;
•	the cost of manufacturing development;
•	effective marketing activities and arrangements; and
•	licensing activity.

In order to continue the efforts outlined above, we will need to secure additional financing. However, no assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain aspects of our research, drug discovery or development activities or certain other portions of our operations.

Liquidity and Capital Resources

As of June 30, 2006 and December 31, 2005, we had cash and investments balances of approximately $17.1 million and $15.3 million, respectively, and total liabilities of approximately $1.3 million and $0.6 million, respectively. The increase in our cash and investment balance was attributable to proceeds realized from the sale of Series 1 Convertible Preferred stock during the first quarter of 2006. During the fourth quarter of 2005, we received proceeds, net of fees and expenses paid to the Placement Agent, of $14.5 million from the sale of Series 1 Convertible Preferred stock. In the first half of 2006, we received proceeds, net of fees and expenses paid to the Placement Agent, of $3.9 million from the sale of the remainder of the Series 1 Convertible Preferred stock.

We are a development stage company and have not experienced significant revenue generating activities since our formation. We reached a positive working capital position for the first time in the fourth quarter of 2005 as a result of our financing activities. We have incurred operating losses for each year since our inception in 2002. Our principal activities, from the beginning of our development stage, have been organizational matters, issuance of stock, product research and development, fund raising and market research.

Back to Index

We believe our current cash balance is adequate to fund operations to the end of 2007 if other factors do not negatively impact our cash balance. We do anticipate requiring additional capital to fund our operations beyond 2007 and expect to seek additional capital to fund the research, development and commercialization of our product candidates.

Our future short and long-term capital requirements will depend on numerous factors, including continued progress and increased spending in our research and development activities, higher general and administrative expenses associated with being a public company, and other operational costs and expenses. To achieve operating profits, we, alone or with others, must successfully identify, develop and market product candidates. In the near-term, we do not expect to generate meaningful revenues from any source other than research grants. In addition to continued progress in our research and development activities, other factors which cannot be quantified and many of which we cannot control will also impact our short and long-term capital requirements, including: prosecuting and enforcing patent claims, technological and market developments, the ability to establish product development arrangements, the cost of manufacturing development, effective marketing activities and arrangements, and licensing or acquisition activity.

We expect to seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, and from other sources. We may not be able to obtain any additional financing on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain of our research, drug discovery or development activities or certain other aspects of our operations and our business will be materially and adversely affected.

In April 2006, we entered into a line of credit agreement with a financial institution. This line of credit provides for monthly interest-only payments at a variable per annum rate of 3% plus the 30-day LIBOR rate. The amount available under this line of credit ranges from 85% to 92% based upon the amount and security type of cash and investments pledged as collateral. There is currently no outstanding balance on this line of credit.

Results of Operations (in thousands)

Grant and research revenues were approximately $265 and $282 for the three and six-months ended June 30, 2006, respectively, compared to approximately $25 and $114 for the same periods a year ago. The increases in grant and research revenue were the result of increased grant funds available to us from the National Institute of Health (NIH) for our research activities. Increases in grant funds available were due to our three-year $2.9 million NIH grant in support of our development of our i.v. antibiotic product candidate.

Research and development expenses were approximately $637 and $1,148 for the three and six-months ended June 30, 2006, respectively, compared to approximately $418 and $1,030 for the same periods a year ago. Increases were the result of increased headcount and outside laboratory research costs associated with our preclinical development and lead optimization of our antimicrobial and heparin antagonist programs.

General and administrative expenses were approximately $1,114 and $2,090 for the three and six-months ended June 30, 2006, respectively, compared to approximately $236 and $810 for the same periods a year ago. The increases were primarily the result of increased personnel, accounting, legal and investor relations costs.

Interest income was approximately $170 and $261 for the three and six-months ended June 30, 2006, respectively, compared to approximately $6 and $11 for the same periods a year ago. The increases were the result of our increased average cash, cash equivalents and investments balances along with increased interest rates.

Back to Index

Historical Cash Flows (in thousands)

Operating Activities. Cash used in operating activities during the six-months ended June 30, 2006 was approximately $1,819, compared to approximately $1,015 used for the six-months ended June 30, 2005. The increase was attributed primarily to increased research and development expenses and increased general and administrative expenses.

Investing Activities. Cash used for investing activities represents cash paid for purchases of investments and property and equipment. During the six-months ended June 30, 2006 purchases of investments were approximately $4,958. There were no purchases of investments during the six-months ended June 30, 2005. During the six-months ended June 30, 2006 and 2005, property and equipment purchases were approximately $110 and $67, respectively.

Financing Activities. We have financed our operating and investing activities primarily from the proceeds of private placements of common and preferred stock. During the six-months ended June 30, 2006, we received approximately $3,720 in net proceeds of such issuances of stock, compared to a use of approximately $83 during the six-months ended June 30, 2005, which represents costs incurred in connection with the placement of our Series 1 Preferred Stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(c)(2) of Regulation S-B.

Commitment and Contingencies

In June 2006, we entered into a lease agreement for 24,223 square feet of combined office and laboratory space located in Radnor, Pennsylvania. The initial term of the lease is 12 years. The initial term will begin on or before December 1, 2006. Our annual future minimum lease payments under this non-cancelable operating lease are as follows:

Operating Leases

Year 1	$289
Year 2	$389
Year 3	$489
Year 4	$582
Year 5	$666
Thereafter	$5,059

Total minimum lease payments	$7,474

University of Pennsylvania. In January 2003, we entered into a Patent License Agreement with the University of Pennsylvania (“Penn”). Under the terms of the agreement, we were granted an exclusive, worldwide royalty-bearing license to make and sell products utilizing seven of Penn’s issued or pending patents for the life of such patents. One issued patent and five patent applications cover the composition of matter on antimicrobial compounds, including small molecules, oligomers and polymers. One patent application covers the composition and use of polycatonic compounds for treating cancer. If a change-of-control event occurs, in which we transfer the license to these patents to a third party, we are acquired by another company, or we conduct an initial public offering of our securities, we are required to pay a 3% royalty on the gross sales for licensed products that are sold as pharmaceuticals and a 1.5% royalty on products sold as coatings for use in medical devices. We are permitted to sublicense the patents provided that (a) the sublicensee is prohibited from further licensing of the patents and (b) the sublicensee is subject to all of the terms of the original license granted to us. In addition, we are required to disclose to Penn any consideration we receive from sublicensing our patents to a third party.

University of Massachusetts. In December 2003, we entered a five-year sponsored research agreement with the University of Massachusetts (“UMass”). Under the terms of this agreement, we have the exclusive option to license any intellectual property that may be generated by Dr. Gregory Tew pursuant to research sponsored under the agreement. We may exercise this option by issuing 7,500 shares of our common stock to UMass for each $100,000 of research conducted by Dr. Tew. If we exercise this option, we are also required to reimburse UMass for direct patent costs incurred by it for the patents licensed by us. We have agreed to sponsor $118,000 of Dr. Tew’s research in fiscal 2006.

Back to Index

Agreements with Employees. We have entered into employment agreements with various executives. These agreements provide for severance arrangements and accelerated vesting of equity compensation awards in the event that the executive is terminated by the Company other than for cause or disability or if the executive resigns for good reason.

Item 3. Controls and Procedures.

Conclusions regarding disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit 31.1 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PolyMedix, Inc.
August 14, 2006	By:	/s/ Nicholas Landekic
Date
Nicholas Landekic
President & Chief Executive Officer

August 14, 2006	By:	/s/ Edward F. Smith
Date
Edward F. Smith
Vice President, Finance & Chief Financial Officer (Principal Financial and Accounting Officer)

Back to Index

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith.