Form 10QSB
period 2006-09-30
POLYMEDIX INC
filed 2006-11-13
CIK 1341843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
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

As of November 13, 2006, the issuer had 12,411,800 shares of issued and outstanding common stock, par value $0.001 per share.

Transitional Small Business Disclosure Format (Check One):   Yes    No

Back to Index

POLYMEDIX, INC.

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS – as of September 30, 2006 and December 31, 2005	3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – for the Three and Nine-Months Ended September 30, 2006 and 2005 and for the Period from August 8, 2002 (Inception) to September 30, 2006	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – for the Nine-Months Ended September 30, 2006 and 2005 and for the Period from August 8, 2002 (Inception) to September 30, 2006	5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	12

Item 3. Controls and Procedures	17

PART II - OTHER INFORMATION

Item 6. Exhibits	18

SIGNATURES	18

EXHIBITS INDEX	19

Back to Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PolyMedix, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share amounts)

	September 30, 2006	December 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$11,216	$15,287
Short-term investments	4,990	—
Prepaid expenses and other current assets	125	21

Total current assets	16,331	15,308
Property and Equipment:
Computers	133	31
Lab equipment	244	181
Accumulated depreciation	(94)	(52)

Total property and equipment	283	160

TOTAL ASSETS	$16,614	$15,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,251	$613

Total current liabilities	1,251	613
Commitments and contingencies	—	—
Stockholders’ Equity:
Convertible Preferred Stock ($0.001 par value; 10,000 shares authorized; 7,055 and 5,589 issued and outstanding at September 30, 2006 and December 31, 2005, respectively) Liquidation value $22,231 and $16,895 at September 30, 2006 and December 31, 2005, respectively)	7	6
Common Stock ($0.001 par value; 40,000,000 shares authorized; 12,412 and 12,382 issued and outstanding at September 30, 2006 and December 31, 2005, respectively)	12	12
Additional paid-in capital	27,104	24,216
Unearned stock-based compensation	—	(1,636)
Deficits accumulated during the development stage	(11,764)	(7,743)
Unrealized gain on available for sale securities	4	—

Total stockholders’ equity	15,363	14,855

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,614	$15,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Index

PolyMedix, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three-Months ended September 30,		Nine-Months ended September 30,		For the period August 8, 2002 (Inception) to September 30, 2006

	2006	2005	2006	2005

Revenues:
Grant and research revenues	$365	$29	$647	$$143	$1,147

Total revenues	365	29	647	143	1,147
Operating Expenses:
Research and development	926	816	2,074	1,846	6,630
General and administrative	995	806	3,085	1,616	6,837

Total operating expenses	1,921	1,622	5,159	3,462	13,467
Other Income:
Interest income	230	7	491	18	556

Total other income	230	7	491	18	556

Net loss	$(1,326)	$(1,586)	$(4,021)	$(3,301)	$(11,764)

Dividends on Series 1 Preferred Stock	(320)	—	(939)	—	(1,066)

Net loss attributable to common stockholders	$(1,646)	$(1,586)	$(4,960)	$(3,301)	$(12,830)

Per share information:
Net loss per common share - basic and diluted	$(0.13)	$(0.47)	$(0.41)	$(1.01)
Weighted average common shares outstanding - basic and diluted	12,290	3,367	12,191	3,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Index

PolyMedix, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine-Months ended September 30,		For the period August 8, 2002 (Inception) to September 30, 2006

	2006	2005

Cash Flows from Operating Activities:
Net loss	$(4,021)	$(3,301)	$(11,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	42	27	94
Stock-based compensation	805	1,249	2,848
(Increase) decrease in prepaid expenses and other current assets	(104)	26	(125)
Increase in accounts payable and accrued expenses	639	296	1,251

Net cash used in operating activities	(2,639)	(1,703)	(7,696)
Cash Flows from Investing Activities:
Cash paid for property and equipment	(166)	(83)	(377)
Purchases of investments	(6,986)	—	(6,986)
Procceds from maturity of investments	2,000	—	2,000

Net cash used in investing activities	(5,152)	(83)	(5,363)
Cash Flows from Financing Activities:
Net proceeds from issuance of stock	3,720	(192)	24,275

Net cash provided by (used in) investing activities	3,720	(192)	24,275
Net increase (decrease) in cash and cash equivalents	(4,071)	(1,978)	11,216
Cash and cash equivalents - beginning of year	15,287	3,705	—

Cash and cash equivalents - end of period	$11,216	$1,727	$11,216

Non-Cash Financing Activities:
Warrants issued to placement agent	$446	$—	$2,149

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

1 – Organization and Business Activities

We are a development stage biotechnology company focused on treating infectious diseases and cardiovascular disorders with small molecule compounds that mimic the natural activity of proteins (biomimetics). Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing of our product candidates, exploring marketing channels and recruiting personnel.

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through September 30, 2006 aggregated $11,764, and we expect to continue to incur substantial losses in future periods. We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development.

Interim Financial Information

The condensed consolidated financial statements include the accounts of PolyMedix, Inc. and its wholly owned subsidiary, PolyMedix Pharmaceuticals, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The information as of September 30, 2006 and for periods ended September 30, 2006 and 2005, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to state fairly the financial information set forth in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 included in our registration statement on Form 10-SB filed with the Securities and Exchange Commission.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

Back to Index

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006 or calendar year 2006 for us), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. We are currently evaluating the requirements of SAB No. 108 and the impact it may have on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157), which is applicable for fiscal years beginning after November 15, 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No.157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Although SFAS No. 157 does not require any new fair value measurements, its application may, for some entities, change current practices related to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We are currently evaluating the impact of the adoption of SFAS No.157 on our financial statements and related disclosures.

3 – Comprehensive Loss

The following is the reconciliation of net loss to comprehensive loss for the three and nine-months ended September 30, 2006 and 2005 and for the period from August 8, 2002 (inception) to September 30, 2006:

	Three-Months Ended September 30,		Nine-Months Ended September 30,		Period from August 8, 2002 (Inception) to September 30, 2006

	2006	2005	2006	2005

Net loss	$(1,326)	$(1,586)	$(4,021)	$(3,301)	$(11,764)
Unrealized gain on available for sale securities	7	—	4	—	4

Comprehensive loss	$(1,319)	$(1,586)	$(4,017)	$(3,301)	$(11,760)

4 – Short-Term Investments

Short-term investments consist of investment grade fixed income securities with original maturities of greater than three months. All investments are classified as “available for sale”, and are considered current assets. As of September 30, 2006, all short-term investments had maturities of less than one-year.

We had no short-term investments at or prior to December 31, 2005 and the following summarizes the short-term investments as of September 30, 2006:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government obligations	$4,986	$4	$—	$4,990

Back to Index

5 – Stock-Based Compensation

We maintain equity compensation plans under which grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards are granted to selected employees, non-employee directors and key advisors. Since our inception on August 8, 2002, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and have recognized equity compensation expense over the requisite service period using the Black-Scholes-Merton formula to estimate the fair value of stock options. Beginning January 1, 2006, we adopted SFAS No. 123(R) using the modified-prospective method, and as such, prior periods have not been restated. Generally, the fair value approach in SFAS No. 123(R) is similar to the fair value approach in SFAS No. 123. The adoption of SFAS No. 123(R) did not have an impact on our stock-based compensation expense for the three and nine-months ended September 30, 2006, result in the recognition of a tax benefit or necessitate a cumulative or prior period adjustment to our financial statements. The following table summarizes the total stock-based compensation expense included in our unaudited Condensed Consolidated Statements of Operations:

	Three-Months Ended September 30,		Nine-Months Ended September 30,		Period from August 8, 2002 (Inception) to September 30, 2006

	2006	2005	2006	2005

Research and development	$36	$277	$54	$422	$889
General and administrative	208	515	751	827	1,959

Total stock-based compensation expense	$244	$792	$805	$1,249	$2,848

As of September 30, 2006, there were 1,788 shares of common stock issuable upon exercise of outstanding stock options in connection with our equity compensation plans.

Stock Options

As of September 30, 2006, there were approximately $1,004 of total unrecognized compensation cost related to non-vested stock options, which will be amortized over the weighted average remaining service period of approximately 1.69 years. This expected cost does not include the impact of any future stock option awards. Options granted are generally exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair value on the date of grant and generally vest over terms ranging from immediately to three years. A summary of the status of our stock options as of September 30, 2006 and changes during the nine-months ended September 30, 2006 is presented below:

	Options	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at beginning of period	3,453	$1.50
Granted	553	$1.50
Exercised	—	—
Expired	—	—
Forfeited	(400)	$1.50

Outstanding at end of period	3,606	$1.50	9.08	$11,177
Exercisable at end of period	2,118	$1.50	9.00	$6,566

Back to Index

During the nine-months ended September 30, 2006, 400,000 options were terminated and are therefore no longer outstanding under our Equity Compensation Plans. The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on September 30, 2006. Intrinsic value is determined by calculating the difference between the value of our stock on the last day of the third quarter of fiscal 2006 and the exercise price, multiplied by the number of options.

The following table summarizes the fair value of options granted during the three and nine-months ended September 30, 2006 and 2005 and for the period from August 8, 2002 (Inception) to September 30, 2006, respectively.

	Three-Months Ended September 30,		Nine-Months Ended September 30,		Period from August 8, 2002 (Inception) to September 30, 2006

	2006	2005	2006	2005

Fair value of options granted	$—	$1,503	$459	$1,503	$3,314
Fair value of options granted (per share)	$—	$0.82	$0.83	$0.82	$0.83

The fair value of options granted is amortized over the requisite service period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton formula with the following weighted average assumptions:

Three and Nine-Months Ended September 30, 2006

Range of risk free interest rates	4.30% – 4.96%
Dividend yield	0%
Expected volatility	60%
Expected life of options (in years)	5
Forfeitures	0%

Expected volatility and expected life for the three and nine-months ended September 30, 2006 were based upon our benchmark analysis of selected companies. The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant.

Restricted Common Stock Grants

As of September 30, 2006, there were approximately $1 of total unrecognized compensation cost related to non-vested restricted stock grants, which will be amortized over the weighted average remaining service period of approximately 0.4 years. This expected cost does not include the impact of any future restricted common stock awards. The restriction period for restricted stock awards was four years, commencing from the grant date.

A summary of the status of our restricted stock awards as of September 30, 2006 and changes during the nine-months ended September 30, 2006:

	Number of Nonvested Restricted Stock Awards	Weighted-Average Grant Date Fair Value per Share

Restricted common stock as of January 1, 2006	291	$0.025
Awards Granted	—	—
Awards Vested	(252)	$0.025
Awards Forfeited	—	—

Restricted common stock at September 30, 2006	39	$0.025

Back to Index

The grant date fair value of these awards was $34 for the period from August 8, 2002 (Inception) to September 30, 2006, respectively. Compensation expense of $2, $6, $2, $6 and $33 was recorded for the three and nine-months ended September 30, 2006, for the three and nine-months ended September 30, 2005 and for the period from August 8, 2002 (Inception) to September 30, 2006, respectively.

Common Stock Grants

For the three and nine-months ended September 30, 2006, the three and nine-months ended September 30, 2005 and for the period from August 8, 2002 (Inception) to September 30, 2006, we issued common stock grants of 0, 30, 0, 696 and 1,244 shares, respectively. The fair value and expense recognized from the issuance of common stock grants for the three and nine-months ended September 30, 2006, the three and nine-months ended September 30, 2005 and for the period from August 8, 2002 (Inception) to September 30, 2006, were $0, $45, $0, $452 and $834, respectively.

6 – Stockholders’ Equity

Common Stock

We are authorized to issue 40,000 shares of common stock, with a par value of $0.001, of which 12,412 and 12,382 were issued and outstanding as of September 30, 2006 and at December 31, 2005, respectively.

Convertible Preferred Stock

We are authorized to issue 10,000 shares of preferred stock, with a par value of $0.001, of which 7,055 and 5,589 were issued and outstanding as of September 30, 2006 and at December 31, 2005, respectively. During the three-months ended March 31, 2006, we issued 1,466 shares of Series 1 Preferred Stock at $3.00 per share for proceeds of $4,398, net of expenses of $678. In 2005, we issued 5,589 shares of Series 1 Preferred Stock at $3.00 per share, for proceeds of $16,767, net of expenses of $2,622.

As of September 30, 2006, we have paid $2,725 in commission fees, expenses and financial consulting fees to the placement agent and issued warrants to purchase 2,822 shares of common stock at an exercise price of $1.80 per share in connection with our private placement of Series 1 Preferred Stock completed in the first quarter of 2006. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 4.45%; the contractual life of 5 years and volatility of 60%. The fair value of the warrants issued was estimated to be $2,149. In addition to fees and expenses paid and warrants issued to a placement agent, we incurred $574 in legal, consulting and other costs associated with the sale of the Series 1 Preferred Stock. Each share of Series 1 Preferred Stock is convertible into two shares of common stock at any time at the option of the holder. On December 31, 2008, all outstanding shares of Series 1 Preferred Stock, if any, shall automatically convert on that date into common stock. Cumulative annual dividends, payable in shares of Series 1 Preferred Stock or cash at the option of the Board of Directors, accrue at an annual rate of 6% ($0.18 per share). No dividends have been declared as of September 30, 2006, and $1,066 of cumulative dividends have accrued related to Series 1 Preferred Stock. On November 8, 2006, the Company declared a dividend of $128 for dividends accrued though December 2005. Such dividends will be paid in shares of Series 1 Preferred Stock. Shares of Series 1 Preferred Stock have a liquidation preference of $3.00 per share over the common stock, plus all accumulated and unpaid dividends in arrears. The shares of Series 1 Preferred Stock are entitled to a number of votes equal to the number of shares of common stock into which such shares are convertible. In addition, the outstanding shares of Series 1 Preferred Stock, voting as a separate class, shall vote (i) to authorize or issue equity securities (or any equity or debt securities convertible into equity securities) ranking senior to the Series 1 Preferred Stock in respect of dividends, distributions or rights upon liquidation, or (ii) to authorize or effect any capital reorganization or reclassification of any securities (or securities convertible into other securities) into our equity securities ranking senior to the Series 1 Preferred Stock in respect of dividends, distributions or rights upon liquidation.

Warrants

During the three and nine-months ended September 30, 2006 and year ended December 31, 2005, we issued warrants to purchase 0, 586 and 2,236 shares, respectively, of common stock at an exercise price of $1.80 per share to the placement agent of our Series 1 Preferred Stock. These warrants expire on November 8, 2010.

Back to Index

8 – Commitments and Contingencies

In June 2006, we entered into a lease agreement for 24,223 square feet of combined office and laboratory space located in Radnor, Pennsylvania. The initial term of the lease is 12 years. Payments under the lease will commence on December 1, 2006. Our annual future minimum lease payments under this non-cancelable operating lease are as follows:

Operating Leases

2006	$24
2007	$298
2008	$398
2009	$497
2010	$589
2011	$667
Thereafter	$5,001

Total minimum lease payments	$7,474

University of Pennsylvania. In January 2003, we entered into a Patent License Agreement with the University of Pennsylvania (“Penn”). Under the terms of the agreement, we were granted an exclusive, worldwide royalty-bearing license to make and sell products utilizing seven of Penn’s issued or pending patents for the life of such patents. Two issued patents and four patent applications cover the composition of matter on antimicrobial compounds, including small molecules, oligomers and polymers. One patent application covers the composition and use of polycatonic compounds for treating cancer. If a change-of-control event occurs, in which we transfer the license to these patents to a third party, if we are acquired by another company, or if we conduct an initial public offering of our securities, we are required to pay a 3% royalty on the gross sales for licensed products that are sold as pharmaceuticals and a 1.5% royalty on products sold as coatings for use in medical devices. We are permitted to sublicense the patents provided that (a) the sublicensee is prohibited from further licensing of the patents and (b) the sublicensee is subject to all of the terms of the original license granted to us. In addition, we are required to disclose to Penn any consideration we receive from sublicensing our patents to a third party.

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

Agreements with Employees. We have entered into employment agreements with various executives. These agreements provide for severance arrangements and accelerated vesting of equity compensation awards in the event that the executive is terminated by us other than for cause or disability or if the executive resigns for good reason.

In April 2006, we entered into a line of credit agreement with a financial institution. This line of credit provides for monthly interest-only payments at a variable per annum rate of 3% plus the 30-day LIBOR rate. The amount available under this line of credit ranges from 85% to 92% of cash and investments pledged as collateral, based upon the amount and security type. There is currently no outstanding balance on this line of credit.

Back to Index

Item 2. Management’s Discussion and Analysis or Plan of Operation

You should read the following discussion in conjunction with “Risk Factors” included in our registration statement on Form 10-SB originally filed by PolyMedix with the Securities and Exchange Commission on April 5, 2006 and our unaudited condensed consolidated financial statements included elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include statements regarding our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy our industry trends and other statements regarding matters that are not historical facts. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:

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

Back to Index

General

We are a development stage biotechnology company focused on treating infectious diseases and cardiovascular disorders with small molecule compounds that mimic the natural activity of proteins (biomimetics). Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing of our product candidates, exploring marketing channels and recruiting personnel.

Plan of Operation

Over the next 12 months and going forward, we intend to pursue the following five research and development programs:

•	Antibiotic programs:
•	i.v. antibiotic;
•	topical ophthalmic antibiotic; and
•	oral antibiotic for C. diffiicile;
•	Heparin and LMWH antagonist;
•	Anti-viral and anti-fungal programs;
•	angiogenesis inhibitor for age related macular degeneration and cancer; and
•	antimicrobial polymers for biomaterials applications.

We are currently conducting advanced preclinical development and lead optimization for our antibiotic and our Heparin and LWMH antagonist product candidates and are evaluating the best commercial and medical opportunities for these products. We plan to submit Investigational New Drug, or IND, applications for one of our antibiotic programs and our Heparin and LMWH antagonist product candidates in 2007. During the next 12 months, we anticipate spending approximately $4 to $5 million in research and development costs directly related to each of these two IND programs. We estimate that it will cost at least $50 million in direct development costs over 48-60 months to file an NDA and thus bring to market an antibiotic product candidate and our Heparin and LMWH antagonist product candidate ($100 million for both product candidates). Our general commercialization strategy for these product candidates, if regulatory approval is obtained, is to:

•	build an infectious disease and acute care cardiovascular business with a specialty sales force to market these product candidates to hospitals in North America; and
•

explore primary care and international sales opportunities for these products by out-licensing the sales and marketing of such product candidates to companies with primary care and/or international pharmaceutical market experience.

Subject to securing additional financing, we may also file one or more additional IND applications for other antibiotic indications in 2007. We will also explore out-licensing opportunities regarding these product candidates and, instead of filing an IND, may focus on generating a limited core of basic enabling data to support our efforts to license these product candidates to an out-licensing partner who will continue research and development efforts in developing marketable products.

Similarly, as sufficient resources become available, in the future we hope to pursue development of an angiogenesis inhibitor for use in fighting age related macular degeneration and cancer. This development program will either be in cooperation with partners through joint venture or out-licensing arrangements or on our own, depending on our financial resources. If we pursue out-licensing arrangements, we will focus on generating a limited core of basic enabling data to support our efforts to license this product candidate to an out-licensing partner who will continue research and development efforts in developing marketable products.

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

Back to Index

We believe that our pursuit of out-licensing opportunities and partners in the development and, if regulatory approval is obtained, marketing of our additional antibiotic programs, angiogenesis inhibitor and antimicrobial polymers will require minimal use of our resources. These product candidates and the out-licensing opportunities they present serve as a possible avenue to accelerate revenue generation, thereby helping us to fund development of our more-advanced product candidates.

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

While we believe our current cash and investment balances are adequate to fund our operations until the end of 2007, we will require additional capital resources, including the net proceeds from additional equity and debt financing transactions, in order to adequately fund our research and development activities beyond 2007. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors, many of which we cannot control, including:

•	continued progress of and increased spending related to our research and development activities, including our plan to hire an additional 10 research and development employees;
•	progress with preclinical experiments and clinical trials;
•	increased general and administrative expenses related to our becoming a reporting company; prosecuting and enforcing patent claims;
•	technological and market developments;
•	the ability to establish product development arrangements;
•	the cost of manufacturing development;
•	effective marketing activities and arrangements; and
•	licensing activity.

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

Liquidity and Capital Resources

As of September 30, 2006 and at December 31, 2005, we had cash and investments balances of approximately $16.2 million and $15.3 million, respectively, and total liabilities of approximately $1.3 million and $0.6 million, respectively. The increase in our cash and investments balance was attributable to proceeds realized from the sale of Series 1 Convertible Preferred stock during the first quarter of 2006, offset by cash spent to fund our operations in 2006. During the fourth quarter of 2005, we received proceeds, net of fees and expenses paid to the placement agent, of $14.5 million from the sale of Series 1 Convertible Preferred stock. During the three and nine-months ended September 30, 2006, we received proceeds, net of fees and expenses paid to the placement agent, of $0 and $3.9 million, respectively, from the sale of the remainder of the Series 1 Convertible Preferred stock.

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

Back to Index

We believe our current cash balance is adequate to fund operations to the end of 2007 if other factors do not negatively impact our cash balance. We do anticipate requiring additional capital to fund our operations beyond 2007 to fund the research, development and commercialization of our product candidates.

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

In April 2006, we entered into a line of credit agreement with a financial institution. This line of credit provides for monthly interest-only payments at a variable per annum rate of 3% plus the 30-day LIBOR rate. The amount available under this line of credit ranges from 85% to 92% of cash and investments pledged as collateral, based upon the amount and security type. There is currently no outstanding balance on this line of credit.

Results of Operations (in thousands)

Grant and research revenues were approximately $365 and $647 for the three and nine-months ended September 30, 2006, respectively, compared to approximately $29 and $143 for the same periods a year ago. The increases in grant and research revenue were the result of increased grant funds available to us from the National Institute of Health (NIH) for our research activities. Increases in grant funds available were due to our three-year $2,900 NIH grant which was awarded in April 2006 in support of our development of our i.v. antibiotic product candidate.

Research and development expenses were approximately $926 and $2,074 for the three and nine-months ended September 30, 2006, respectively, compared to approximately $816 and $1,846 for the same periods a year ago. Increases were the result of increased headcount and outside laboratory research costs associated with our preclinical development and lead optimization of our antimicrobial and heparin antagonist programs.

General and administrative expenses were approximately $995 and $3,085 for the three and nine-months ended September 30, 2006, respectively, compared to approximately $806 and $1,616 for the same periods a year ago. The increases were primarily the result of increased personnel, accounting, legal and investor relations costs.

Interest income was approximately $230 and $491 for the three and nine-months ended September 30, 2006, respectively, compared to approximately $7 and $18 for the same periods a year ago. The increases were the result of our increased average cash, cash equivalents and investments balances along with increased interest rates.

Historical Cash Flows (in thousands)

Operating Activities. Cash used in operating activities during the nine-months ended September 30, 2006 was approximately $2,639, compared to approximately $1,703 used for the nine-months ended September 30, 2005. The increase was attributed primarily to increased research and development expenses and increased general and administrative expenses.

Investing Activities. Cash used for investing activities represents cash paid for purchases of and received from maturities of investments and cash paid for property and equipment. During the nine-months ended September 30, 2006 purchases of investments were $6,986 and proceeds from maturities of investments were $2,000. There were no purchases of or proceeds received from maturities of investments during the nine-months ended September 30, 2005. During the nine-months ended September 30, 2006 and 2005, property and equipment purchases were approximately $166 and $83, respectively.

Back to Index

Financing Activities. We have financed our operating and investing activities primarily from the proceeds of private placements of common and preferred stock. During the nine-months ended September 30, 2006, we received approximately $3,720 in net proceeds of such issuances of stock, compared to a use of approximately $192 during the nine-months ended September 30, 2005, which represents costs incurred in connection with the placement of our Series 1 Preferred Stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(c)(2) of Regulation S-B.

Commitment and Contingencies

In June 2006, we entered into a lease agreement for 24,223 square feet of combined office and laboratory space located in Radnor, Pennsylvania. The initial term of the lease is 12 years. Payments under the lease will commence on December 1, 2006. Our annual future minimum lease payments under this non-cancelable operating lease are as follows:

Operating Leases

2006	$24
2007	$298
2008	$398
2009	$497
2010	$589
2011	$667
Thereafter	$5,001

Total minimum lease payments	$7,474

University of Pennsylvania. In January 2003, we entered into a Patent License Agreement with the University of Pennsylvania (“Penn”). Under the terms of the agreement, we were granted an exclusive, worldwide royalty-bearing license to make and sell products utilizing seven of Penn’s issued or pending patents for the life of such patents. Two issued patent and four patent applications cover the composition of matter on antimicrobial compounds, including small molecules, oligomers and polymers. One patent application covers the composition and use of polycatonic compounds for treating cancer. If a change-of-control event occurs, in which we transfer the license to these patents to a third party, if we are acquired by another company, or if we conduct an initial public offering of our securities, we are required to pay a 3% royalty on the gross sales for licensed products that are sold as pharmaceuticals and a 1.5% royalty on products sold as coatings for use in medical devices. We are permitted to sublicense the patents provided that (a) the sublicensee is prohibited from further licensing of the patents and (b) the sublicensee is subject to all of the terms of the original license granted to us. In addition, we are required to disclose to Penn any consideration we receive from sublicensing our patents to a third party.

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

Agreements with Employees. We have entered into employment agreements with various executives. These agreements provide for severance arrangements and accelerated vesting of equity compensation awards in the event that the executive is terminated by us other than for cause or disability or if the executive resigns for good reason.

Back to Index

Item 3. Controls and Procedures.

Conclusions regarding disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, and also accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure as specified in Securities and Exchange Commission rules and forms.

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

PolyMedix, Inc.
November 13, 2006	By:	/s/ Nicholas Landekic
Date
Nicholas Landekic
President & Chief Executive Officer

November 13, 2006	By:	/s/ Edward F. Smith
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