Form 10KSB
period 2006-12-31
POLYMEDIX INC
filed 2007-03-19
CIK 1341843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Fiscal Year Ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for The Transition Period From                      To
Commission file number: 000-51895
POLYMEDIX, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	27-0125925
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
170 N. Radnor-Chester Road; Suite 300
Radnor, PA 19087
(Address of principal executive offices including zip code)
(484) 598-2332
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☑
The issuer’s revenues for its most recent fiscal year were: $821,000
The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on March 12, 2007 was approximately $38,850,000 (based on the closing sales price of the registrant’s common stock on that date ($2.75)). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.
The number of shares of the issuer’s common stock outstanding as of March 12, 2007 was 18,217,000.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑
DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2007 Annual Meeting of Stockholders to be held within 120 days of the end of its fiscal year, is incorporated by reference into Part III of this Annual Report on Form 10-KSB.

-i-

Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include statements regarding our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy our industry trends and other statements regarding matters that are not historical facts. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:
➢	the timing of our product development and evaluation;

➢	the timing and magnitude of expenditures we may incur in connection with our ongoing research and development activities;

➢	the results of our preclinical and clinical trials;

➢	the availability of additional capital on terms acceptable to us;

➢	the timing and financial consequences of our formation of new business relationships and alliances; and

➢	the timing and volume of sales of products for which we obtain marketing approval.
You should keep in mind that any forward-looking statement made by us in this report speaks only as of the date of this report. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report.

-ii-

PART I
Item 1. Description of Business.
     We are a biotechnology company focused on treating infectious diseases and cardiovascular disorders with synthetic small molecule compounds that mimic the activity of large natural protein molecules, compounds referred to as biomimetics. All of our product candidates are in preclinical development. Using our proprietary computational drug design technology, we have created novel antibiotic and Heparin and Low Molecular Weight Heparin (or LMWH) antagonist drug compounds intended for human therapeutic use.
     Our antibiotic drug product candidates have a novel mechanism-of-action that mimics the antimicrobial activity of host defense proteins, a group of proteins naturally found in most higher forms of life including humans, that provide the first line of defense against bacterial infections. We believe that bacteria are less likely to develop resistance to antibiotic products with this mechanism-of-action than currently marketed antibiotics. Most antibiotics exert their activity by interacting with and blocking a specific biochemical molecular target, such as an enzyme, in the bacterial metabolism process. Bacteria can often develop mutations in these molecular targets. Additionally, bacteria can sense that a foreign chemical has entered its cell and pump it out before it can bind to its intended biochemical target, through a process called efflux. Both of these factors can cause bacteria to become drug-resistant. Instead of relying on a specific molecular target that is mutable, our product candidates target the entire bacterial cell membrane. Our antibiotic product candidates destabilize the bacterial cell membrane and cause either leakage of cellular content or complete disruption of the membrane, which results in bacterial cell death. Additionally, because our product candidates target the bacterial cell membrane and do not have to enter the cell, the opportunity for bacteria to pump them out is reduced. We believe this mechanism-of-action makes it unlikely for bacteria to develop resistance to our product candidates.
     We are currently conducting advanced preclinical development and lead optimization of our antibiotic product candidates and evaluating the best commercial and medical opportunities for these compounds. We anticipate that our first antibiotic product candidate will be a broad spectrum injectable antibiotic product for hospital use against hospital-acquired infections. We refer to this product as our i.v. antibiotic product candidate. We expect to complete our preclinical research and commercial evaluations and file an Investigational New Drug, or IND, application for our i.v. antibiotic product candidate by the end of 2007.
     In order to achieve the best balance of financial rate of return with risk and timing to market, we also intend to conduct pre-clinical development of our antibiotic compounds for both topical and oral antibiotic applications. The primary topical application is an ophthalmic antibiotic for the treatment of eye infections and the primary oral application is a non-absorbed antibiotic for the treatment of gastrointestinal infections. Pending securing additional financing, we expect to file additional IND applications for the ophthalmic topical and non-absorbed oral antibiotic indications.
     We are also evaluating our antibiotic compounds for a number of other topical applications, including use for skin structure infections, oral healthcare applications for treatment of periodontal disease, a type of gum disease, topical treatment for ear infections, topical treatment of fungal infections, topical treatment of acne, and a variety of non-therapeutic applications in personal care and materials applications.
     Our second project is the development of an antagonist to Heparin and LMWH. Heparin and LMWH are blood clot prevention drugs, which are commonly used in numerous post-surgical applications as an anti-coagulant, such as cardiothoracic procedures. Overdosages of Heparin or LMWH are dangerous due to potentially life-threatening bleeding. Protamine is available as a reversing agent for Heparin. It is used both as an antidote in event of overdosage and, more commonly, in standard treatment following coronary artery bypass grafts in which post-operative treatment involves administering Protamine to counter the use of Heparin to prevent blood clots while a patient is on a heart-lung support machine. While widely used, protamine has a number of adverse side-effects, including bleeding, hypotensive crisis, which is an abrupt and dangerous drop in blood pressure, and poor pharmacokinetics, all of which require frequent monitoring. Worldwide, approximately nine million doses of Protamine are administered annually, with about two million doses administered in the U.S. However, Protamine has many significant potential adverse effects and, as a result, there is a significant medical and market need for a safer Heparin antagonist. Currently, there is no approved antagonist agent for LWMH.

     We are currently evaluating and profiling compounds as antagonists to Heparin and LMWH in a variety of animal efficacy and toxicology models. Our goal is to identify a development compound and file an IND for a Heparin and LMWH antagonist by the end of 2007.
Antibiotic Product Candidates
Market Opportunity
     Healthcare-acquired bacterial infections affect more than two million patients each year in the U.S. Of these patients, approximately 90,000 die as a result of their infections according to the Centers for Disease Control and Prevention, or CDC. According to a 2001 article published in Emerging Infectious Diseases, healthcare-acquired infections cost approximately $4.5 billion annually in the U.S. The same article estimates that drug-resistant bacteria cause more than 70% of healthcare-acquired infections. As drug-resistance continues to spread, the need for potent novel antibiotic drugs increases.
     According to DataMonitor, a leading provider of healthcare market analysis data, the world’s antibiotic market was approximately $25.5 billion in 2005 and grew at a compound annual growth rate of 5.1% between 2001 and 2005. DataMonitor further estimates that the U.S. market for all antibiotic drugs was approximately $11.4 billion in 2005. The portion of the antibiotic market that we intend to target is the North American acute-care hospital market. This market includes intravenous or subcutaneously-infused products that are administered, or at least prescribed, in the hospital. According to IMS Health, another leading provider of healthcare market analysis data, the size of this market during the twelve months ended August 2004 was approximately $3 billion.
Host Defense Proteins
     Our small molecule antibiotic product candidates mimic the activity of host defense proteins. Host defense proteins are part of the innate immune system. In the human body, host defense proteins primarily exist in the respiratory tract, the urogenital tract, the gastrointestinal track and the epidermal tissues under the skin, all locations where microbial pathogens first enter the human body. Host defense proteins are also important because they act rapidly against bacteria, unlike other parts of the immune system which take longer to work.
     Host defense proteins use a simple, but nevertheless effective method for killing bacteria. They target bacterial membranes and disrupt them using a combination of two mechanisms. At low doses, these antimicrobial proteins associate in membranes causing membrane thinning and formation of transient pores leading to membrane permeabilization and leakage of cellular ions and metabolites which results in the killing of the bacterial cell. At higher doses, they cause generalized disruption of the bilayer structure of the membrane, leading to the complete breakdown of the bacterial membrane and leakage of cellular contents, which results in the killing of the bacterial cell.
     Antibiotics on the market today generally target specific molecular targets in bacteria and many must enter the bacteria cell to work. Bacterial cells can become resistant to antibiotics through:
➢	genetic mutations that modify the molecular targets themselves, rendering them invulnerable to the antibiotic in question; or

➢	metabolic responses that cause the cell to pump out foreign agents, preventing the antibiotics from accessing the molecular targets.
By contrast, host defense proteins physically disrupt the cell from the outside. The mechanism-of-action of the host defense proteins makes it difficult for bacteria to develop resistance because of several reasons:
➢	they do not have to enter the bacterial cell to work;

➢	they act quickly, killing bacteria within minutes of exposure, thereby limiting the bacterial response time; and

➢	in order to develop effective defenses, the bacteria would have to alter the structure of its cell membrane which is a highly complex multi-step response that would likely reduce the ability of the newly mutated bacteria to grow and survive in a natural environment due to changes in membrane transport of essential nutrients and wastes.

     It has been documented in many published studies that susceptible bacteria do not readily develop resistance to host defense proteins under experimental conditions where resistance readily develops against antibiotics. Furthermore, bacteria remain sensitive to the host defense proteins despite hundreds of millions of years of evolution in which bacteria have been exposed to host defense proteins’ antimicrobial mechanism-of-action.
     Another favorable attribute of host defense proteins is that they selectively kill bacteria and not mammalian cells, by recognizing the differences in the composition of bacterial and mammalian cell membranes. The outer surface of bacterial cell membranes are more negatively charged than mammalian cells. Bacterial membranes also lack cholesterol, an essential component of all mammalian membranes. Host defense proteins specifically target membranes that lack cholesterol and have a high degree of negative electrical charge. Therefore, they selectively attack bacterial cell membranes, but do not harm mammalian cells.
     We believe that host defense proteins are natural candidates for therapeutic drugs due to their strong antimicrobial activity, unique mechanism-of-action for which bacterial resistance appears less likely, and selective targeting of bacteria but not mammalian cells. Attempts were made in the past by other companies to develop two host defense proteins as novel antibiotics. Both products were studied for niche topical applications, likely as a result of their limited systemic availability. Neither has been successfully commercialized to date because of difficulties relating to some of the inherent complexities associated with protein drugs: a lack of availability and stability. For systemic applications, all protein drugs have a number of limitations, including being injectable only and not orally active, often expensive to produce, often unstable even with intravenous administration, and at risk of eliciting immunological reactions which can neutralize their activity.
Our Solution
     We have developed novel small molecule antibiotics that mimic the activity of host defense proteins. We are seeking to commercialize these antibiotics in a variety of forms to combat drug-resistant bacterial infections. Our product candidates are completely synthetic, which make them easier and less expensive to produce than proteins. These product candidates can be developed in a variety of formulations, including injectable, tablet and cream, for a wide range of antibiotic applications. In our preclinical experiments, our lead antibiotic product candidates demonstrated several advantages compared to other marketed antibiotics. Such advantages include:
➢	Broad spectrum of activity, including against resistant bacterial strains. By acting on bacterial cell membranes, our antibiotics are effective against a broad range of Gram-positive and Gram-negative pathogens. In our in vitro efficacy studies, our product candidates demonstrated potent antibacterial activity on more than 100 strains of common bacterial pathogens. The antibacterial activity of our product candidates has also been demonstrated in animal models.

➢	Low likelihood for the development of drug-resistance. It is very difficult for bacteria to develop drug resistance to natural antimicrobial host defense proteins because these proteins act on bacterial membranes rather than on a single, mutable molecular target, such as an enzyme. Because our product candidates are designed to have the same mechanism-of-action as host defense proteins, they are anticipated to have a similar low likelihood of developing bacterial resistance.

➢	Potentially faster acting than other antibiotics. In time-kill studies, our product candidates act quickly when bacteria are exposed to them. We observed bactericidal activity in a matter of minutes after exposure to our product candidates. In contrast, many currently marketed drugs can take hours or even several days to show effect.
Preclinical Experiments
     Our preclinical research demonstrates that our antibiotic product candidates have a number of favorable attributes, including relatively low molecular weight, potent and broad spectrum antibacterial activity, low toxicity, good tolerance in acute toxicity animal experiments and strong efficacy in animal models of bacterial infection. Our antibiotic product candidates have demonstrated efficacy in preclinical experiments against strains of bacteria that are currently resistant to one or more classes of currently available antibiotics. Due to the novel mechanism-of-action of our product candidates and the results of our preclinical research, we believe it is less likely that resistance will develop against our product candidates compared with conventional antibiotic drugs. We are currently evaluating a number of compounds in models of efficacy and safety, to identify one or more compounds which would have a suitable profile to be advanced into human clinical trials. The results of certain of our preclinical experiments are discussed below. We believe that these results are representative of our lead compounds currently being evaluated.
Bacterial Resistance
     We employed a serial passage method to measure the potential development of bacterial drug resistance to our product candidates. In serial passage experiments, bacteria are repeatedly exposed to sub-lethal concentrations of a drug, which accelerates the over-growth of mutant forms of bacteria which are resistant to the action of an antibiotic drug. In our experiments, we compared four of our compounds, which we believe are representative of the entire class of our product candidates, with two widely used broad-spectrum antibiotic drugs as controls, ciprofloxacin and norfloxacin. Resistance was readily observed for both ciprofloxacin and norfloxacin, whereas no resistance was observed for any of our compounds. In similar studies performed by a contract research organization, no resistance developed to our compounds when bacterial strains that were resistant to other antibiotics were used in the test. These results are consistent with those that have been previously demonstrated with host defense proteins.
Pharmacokinetics
     Pharmacokinetics is the study of how a compound behaves in the body. Efficacy studies determine how effective a compound is for its intended use, in this case, as an antibiotic agent. Pharmacokinetic and efficacy studies are performed to establish the most effective dosage levels. Preliminary pharmacokinetic analysis has been completed for several compounds in a mouse model. In these experiments, blood samples were collected at nine time points over 24 hours and quantified. One of the important measurements in these blood sample studies is half-life, which measures the time it takes for half of an administered dose of compound to be cleared from the body. These measurements guide how often a compound needs to be administered. Our compounds generally exhibited half-lives in the range of 0.81 hours to 2.66 hours. These half-lives are comparable to the half-life of several antibiotics widely used in the hospital setting.
     Proteins and other components in blood can have significant effects on the activities of drug candidates, such as loss of antimicrobial activity. Our preclinical research demonstrates that our compounds are stable and the antimicrobial activity is maintained in the presence of blood serum. These serum-effect profiles compare very favorably with many marketed antibiotic drugs.
In Vitro Activity
     Dozens of our antibiotic compounds have demonstrated potent and selective in vitro antibacterial activity. In our preclinical experiments, several of our compounds demonstrated potent activity against both Gram-positive and Gram-negative bacteria, two general classes of bacteria, as well as fungi. Potent activity is found against bacteria isolated from human infections including two important hospital pathogens, methicillin-resistant S. aureus, or MRSA, and vancomycin resistant enterococcus, or VRE. Overall, our compounds have antimicrobial activity against a broad spectrum of over 100 strains of bacteria, including clinical isolates of Gram-positive and Gram-negative bacteria.
In Vitro Metabolism
     Metabolism studies seek to determine what happens to a compound after it has been administered to a body, if it is changed in the body, and how it may be eliminated from the body. To date, five of our lead compounds have been tested for stability in the presence of mouse and human liver microsomes to investigate the extent to which liver metabolism could be a factor upon compound administration. All tested compounds demonstrated high stability in the presence of liver microsomes. This data suggests that these compounds should be metabolically stable.
Animal Efficacy and Toxicology Studies
     The following animal efficacy and toxicology data provides important proof-of-concept information that we believe supports development of our compounds as novel antibacterial agents. We are conducting additional efficacy studies in both mice and rats using intravenous infusions to fully examine the activity of our candidate compounds in clinically-validated models of bacterial infection to identify the most appropriate clinical development candidate(s), and to find a dosing regimen that would maximize the tolerability of a compound. Additional pharmacokinetic, toxicology and safety pharmacology studies will be conducted to fully evaluate our candidate compounds as potential clinical candidates.

     Thigh burden model. The thigh burden model is a widely used and accepted animal model for evaluating antibacterial activity of antibiotic drugs in animals. Using this model, we tested a number of product candidates. Mice were inoculated in the thigh muscle with S. aureus and then treated with our antibiotic product candidates by intravenous bolus administration. Several of our product candidates significantly reduced the bacterial burden in thighs compared to the inoculated control treatment of saline even when first administered one hour after inoculation with bacteria.
     We also tested one of our antibiotic compounds and Vancomycin, an antibiotic marketed for serious hospital-based infections, in a thigh burden model by dosing rats via intravenous infusion rather than the intravenous bolus dosing used in the mouse model discussed above. This type of experiment is done to investigate whether a prolonged infusion of a drug may result in improved efficacy or safety compared with immediate bolus injections. Many antibiotics used in the hospital setting are often administered by infusion. In our experiments, Vancomycin was administered via its optimal dosing to provide a prolonged duration of drug delivery. Our experiments demonstrated that our compound provides robust efficacy, comparable to that of Vancomycin. We are continuing these experiments and will investigate a variety of dosing schedules in terms of total delivered dose, duration of infusion, and frequency of infusions.
     Sepsis model. We also tested the antibacterial efficacy of two of our compounds in a mouse sepsis model. In our studies, we infected mice with S. aureus at 100 times the lethal dose through injections into the body cavity. These animals were then treated with either norfloxacin or one of our compounds. All animals were observed for mortality over seven days following treatment. This is a very stringent test of a compound as it involves a very severe infection and the drug must be able to reach many body compartments from the bloodstream at sufficiently high concentrations to kill the infectious bacteria for the animals to survive. When left untreated, the infected mice all died within one day. Mice treated with our compounds demonstrated comparable survival rates to mice treated with norfloxacin. These studies demonstrate that when delivered intravenously, our compound can be distributed throughout the body and reach the compartments needed to effectively treat bacterial infection.
     Toxicology Testing. Toxicology studies are done to determine the difference between the dose at which a compound is effective and the dose at which it demonstrates toxicity. These studies and measurements are done to determine the ratio between the toxic and effective doses. This ratio is referred to as the therapeutic index or selectivity ratio. Single dose acute toxicity studies have been done with several of our antibiotic product candidates in mice and rats to determine the highest dose where no apparent toxicities or adverse behavioral responses are observed in a 48 hour period. Our results demonstrated that our product candidates are better tolerated when administered by intravenous infusion rather than by bolus intravenous injection , and generally suggest that an acceptable therapeutic index may be achieved, meaning that effective doses are less than toxic doses. Repeat dose toxicity studies have also been done in the rat to determine the highest dose where no adverse toxicity or behavioral responses are observed when animals receive daily intravenous injections of our product candidates over seven continuous days. Results from these studies suggest that an acceptable therapeutic index may be achieved.
Development Plan
     We are currently conducting advanced preclinical development and lead optimization of our antibiotic product candidates, and evaluating the best commercial and medical opportunities for these compounds. We anticipate that our first antibiotic product candidate will be a broad spectrum injectable antibiotic for hospital use to treat both Gram-positive and Gram-negative serious hospital infections, which we refer to as our i.v. antibiotic product candidate. We anticipate that the clinical targets of our i.v. antibiotic product candidate will include respiratory tract infections, urinary tract infections and complicated skin and soft tissue infections, including gynecological infections. We anticipate that the bacterial targets of our i.v. antibiotic product candidate will include drug resistant strains, particularly MRSA, and also potentially Pseudomonas, Streptococcus, and Enterococcus. We expect to complete our preclinical research and commercial evaluations and file an IND application for our i.v. antibiotic product candidate by the end of 2007.
     In order to achieve the best balance of financial rate of return with risk and timing to market, we also intend to conduct pre-clinical development of our antibiotic compounds for both topical and oral antibiotic applications. The primary topical application is an ophthalmic topical antibiotic for the treatment of eye infections and the primary oral application is a non-absorbed oral antibiotic for the treatment of gastrointestinal infections. Pending securing additional financing, we expect to file additional IND applications for the ophthalmic topical and non-absorbed oral antibiotic indications in the future.

     We are also evaluating our antibiotic compounds for a number of other topical applications, including topical antibiotic use for skin structure infections, oral healthcare applications for treatment of periodontal disease, a type of gum disease, topical treatment for ear infections, topical treatment of fungal infections, topical treatment of acne, and a variety of non-therapeutic applications in personal care and materials applications.
     Our plan is to investigate and pursue one of the accelerated development and/or regulatory processes, which may be granted by the U.S. Food and Drug Administration, or FDA, to speed up the review process for products that address an unmet medical need. These paths include: “fast track,” which is based on recognition by the FDA of medical need; “priority review,” which provides for a six-month review time after filing of a New Drug Application, or NDA; and “accelerated approval,” under which drugs for serious or life threatening disorders for which there is an unmet medical need may be approved based on Phase II clinical data or surrogate clinical markers, with a requirement to complete studies and show clinical outcomes. Drugs to treat HIV, the virus that causes AIDS, are examples of agents which have been approved under “accelerated approval” provisions.
     We believe that our i.v. antibiotic product candidate would address an unmet medical need; however, there can be no assurance that the FDA will grant any of our antibiotic product candidate compounds any of these designations. If a compound is granted one of these designations, it may help to abbreviate the size and scope of the trials required for submission and approval of a NDA and may help shorten the review time of any such filing. Each of the last three antibiotic drugs that targeted MRSA drug resistant Staph infections, one of the anticipated clinical targets of our i.v. antibiotic product candidate, and applied to be granted “fast track” status received such status. However, our novel mechanism-of-action may cause our compounds to be denied such accelerated development and/or review status. See the section entitled “Risk Factors” for a further discussion of the risks associated with our intention to apply for such accelerated development and/or review status.
     If our i.v. antibiotic product candidate is not granted accelerated approval status, we estimate that it will cost at least $50 million in direct development costs over 48-60 months to file an NDA for this product candidate. In the event that we are granted “fast track,” “priority review” or “accelerated development” status by the FDA, it is possible that both the time and cost to file an NDA could be significantly less than these estimates. The exact extent of these potential time and cost savings can only be determined based on future discussions with the FDA. If we were to secure additional financing and develop our ophthalmic topical and non-absorbed oral antibiotic product candidates, we estimate that it will cost at least an additional $35 million in direct development costs over 48-60 months to file an NDA for each of these products.
     In April 2004, we received a Small Business Innovation Research, or SBIR, grant of $238,000 from the National Institute of Health (NIH) to conduct animal testing of our product candidates. Research under this grant was completed and, in March 2006, we received a Phase II SBIR grant of $2.9 million over three years in support of our development of an i.v. antibiotic product candidate.
Other Applications
Medical Device, Industrial and Consumer Applications
     We have conducted preliminary experiments which demonstrate that polymer derivatives of our compounds, which we refer to as our antimicrobial polymers, may be used as effective antimicrobial agents as additives to materials. In one experiment, we coated glass slides with a polyurethane plastic film. One of our antimicrobial polymers (0.1% concentration) was then infiltrated into the polyurethane material using solvent and dried. The slides were placed in a bacteria-rich nutrient broth for 72 hours to ascertain growth of bacterial colonies on the submerged surfaces. After 72 hours, uncoated glass slides and slides coated with polyurethane alone were covered with many bacterial colonies. In contrast, slides coated with polyurethane film containing our antimicrobial polymer showed no bacterial growth.
     Similar experiments have been performed in which solid polyurethane plastic disks were created with one of our antimicrobial polymers directly mixed into the polyurethane plastic matrix. These disks were then immersed in bacteria-rich broth for 24 hours. After 24 hours, plain polyurethane plastic disks were covered with bacteria, whereas disks incorporating our polymer were devoid of bacterial growth. When the disks treated with our antimicrobial polymer were stored at room temperature for up to 45 days either dry or submerged in a large excess of water, there was little to no loss of antibacterial activity. Experiments employing longer storage times are now being conducted to determine the stability of the polymer-formulated plastics under a variety of environmental conditions. When our polymers are incorporated into the plastic of intravenous catheter tubing and exposed to a high inoculum of bacteria, significant anti-bacterial activity is observed with the polymer-derivatized catheter plastic but not with the untreated catheter plastic.
     Based on these preliminary experiments, we believe that our antimicrobial polymers can effectively be used as additives to materials, such as various medical devices to prevent certain healthcare-acquired infection. Additionally, they may be added to paint, plastic or ceramic materials to create a self-sterilizing environment against certain bacteria in hospitals or other areas that may benefit from a clean, bacterial resistant environment.
     Another potential application of our antimicrobial polymers is to combat Stachybortus chartarum, or Black Mold, that causes significant household and commercial building damage in the U.S. Several of our compounds have shown potent activity against Black Mold as well as other problematic environmental molds. Polymers can be used as additives to paints, drywall, and other construction materials to prevent growth of this troublesome and unhealthy fungus.
     We do not currently plan to conduct advanced development of any medical device, industrial or consumer application of our antimicrobial polymers. We intend to focus on generating a limited core of basic enabling data to support our efforts to license our antimicrobial polymers to out-licensing partners who will continue research and development efforts in developing marketable products. We intend to pursue these out-licensing opportunities with minimal use of our resources. Our antimicrobial polymers and the out-licensing opportunities they present serve as a possible avenue to accelerate revenue generation, thereby helping us to fund development of our more advanced product candidates, including our i.v. antibiotic and our Heparin and LMWH antagonist.
Biodefense
     In recent years, improving our nation’s defense against bioterrorism has become an increasingly important task. The Department of Homeland Security Appropriation Act signed by President Bush in October 2003 includes $5.6 billion for medical countermeasures against bioterrorism threats. One of the major components of spending is focused on the development of antibiotic compounds to treat biowarfare agents, including the highly infectious bacteria that cause anthrax, tularemia and plague.
     Antibiotic activity against anthrax and other biowarfare pathogens, with a mechanism by which resistance is unlikely to develop, has commercial, medical and national security value. Preliminary data from our preclinical experiments indicates that our product candidates have potent activity against biowarfare agents that cause anthrax, tularemia and plague.
     As a result of this preliminary data, we are pursuing funding from government sources, such as the Department of Defense, the Defense Advanced Research Projects Agency and other military and security agencies to further test and advance our product candidates for indications important to national security. In November 2004, we received a Phase I SBIR grant of $168,000 to support preliminary research in the biodefense area.
Antifungal Agents
     Our compounds have demonstrated promising activity against fungus strains that often cause human infectious diseases. In preclinical experiments, certain of our compounds have demonstrated effectiveness at inhibiting fungal growth and, for certain strains of fungus, effectiveness was achieved at lower concentrations than that of Fluconazole, a commonly used antifungal agent. We intend to continue to investigate the potential of our compounds as novel treatments for human fungal infections.
Heparin and LMWH Antagonist Product Candidate
Market Opportunity
Heparin
     Heparin and LMWH are blood clot prevention drugs, which are commonly used in numerous post-surgical applications as anti-coagulants. Overdosages of Heparin or LMWH are dangerous due to potentially life-threatening bleeding. While widely used, Heparin and LMWH have a number of adverse side-effects, including bleeding, hypotensive crisis, which is an abrupt and dangerous drop in blood pressure, and poor pharmacokinetics, all of which require frequent monitoring.

     Protamine is available as a reversing agent for Heparin. It is used both as an antidote in event of overdosage, and more commonly in standard treatment as a reversing agent following coronary artery bypass grafts, in which standard practice involves administering Heparin while the patient is on the heart-lung bypass machine to prevent blood clots from forming in the machine. Protamine is also used in cases where large doses of Heparin are given to maximize anticoagulant activity. However, Protamine has many significant potential adverse effects, including:
➢	unpredictable efficacy, resulting in variable inter-patient activity;

➢	significant toxicity, with sudden death possible;

➢	overdoses of Protamine can actually increase and worsen the anticoagulant activity of Heparin;

➢	allergic anaphylactic reactions in some patients due to the fact that Protamine is a biological product derived from fish sperm; and

➢	diabetic patients receiving zinc insulin may be sensitized to Protamine and experience a severe reaction.
As a result, we believe there is a significant medical and market need for a safer Heparin antagonist. Worldwide, approximately nine million doses of Protamine are administered annually, with about two million doses administered in the U.S.
Low Molecular Weight Heparin (LMWH)
     Because of its superior drug properties such as easier dosage and administration by subcutaneous injection instead of intravenously, LMWH is now coming into wide use with worldwide annual sales of approximately $4 billion for 2005 according to RDN Insight, a market research company. Despite the advantages of LMWH over Heparin, and the availability of several brands on the market, many of these products have failed to obtain a substantial market share to date. Some experts believe this is due to the lack of an antidote for potential LMWH overdoses.
     Additionally, the long half-life of LMWH products of up to 24 hours, while an advantage for longer-term administration, can be a major disadvantage if a patient must be re-operated on shortly after surgery. If clotting time is prolonged due to systemic LMWH, re-operation may not be possible.
     Although Protamine is available as an antidote for Heparin, it does not work with LMWH and there currently are no antidotes for LMWH on the market. The availability of an antidote to LMWH would allow these drugs to be used in cardiothoracic surgical procedures, much more aggressive dosing and usage by physicians, including in patients who need to undergo re-operation. Thus, an LMWH antagonist could substantially increase the market and sales of LMWH drugs.
Product Opportunity
     We believe that an antagonist to Heparin and LMWH is an attractive product opportunity for the following reasons:
➢	Unmet medical need. We believe that a safer antagonist to Heparin and an effective and safe antagonist for LMWH would address a large unmet medical need.

➢	Ease of clinical trials. The reversal of the blood clotting effects of Heparin and LMWH following a single i.v. infusion provides an excellent and easily measured end point for human trials.

➢	Attractive companion product for pharmaceutical companies which produce LMWH. An LMWH-antagonist offers the possibility to increase market share of a proprietary brand of LMWH and also provide significant differentiating advantages versus other LMWH products without a companion antagonist.

➢	Predictive preclinical models. The method and laboratory measurement of clotting time in animals is identical to the methodology needed in human clinical trials and should be predictive of efficacy.

➢	Premium pricing. If our product candidates were approved by the FDA and marketed, we believe that such products would have reasonable cost of goods and attractive gross margins.

➢	Focused acute care markets. Use of Heparin and LMWH is concentrated in hospitals, which could be addressed by a small sales force.

Our Solution
     Heparin and LMWH are composed of sulfated polysaccharides, which provide an attractive target for novel molecule design. Based on a model for the three-dimensional structure of these molecules, we have produced a series of oligomers that bind very tightly to the critical pentasaccharide site of both Heparin and LMWH. In preclinical experiments, these oligomers have demonstrated efficacy at sub-micromolar concentrations, and the ability to completely reverse the effect of both Heparin and LMWH in whole human blood. Furthermore, we believe these compounds function with a very high degree of specificity. We have synthesized and screened a number of compounds which demonstrate antagonism of both Heparin and LMWH resulting in the normalization of clotting time.
     Our objectives in this program are to develop a product that:
➢	is as safe as Protamine,

➢	is easy to use, and

➢	is less sensitizing than Protamine.
We believe that a Heparin and LMWH antagonist with these attributes could replace Protamine for its current uses as well as expand the LMWH market by allowing physicians to more aggressively use LMWH.
Preclinical Experiments
     The laboratory model used to evaluate the activity of an antagonist to a blood-thinning agent is to measure the time it takes for blood to clot, with and without the experimental compound. Evaluation of our Heparin antagonist collection of compounds showed that several compounds were able to neutralize the activity both of Heparin and of an LMWH product, Lovenox, as measured by normalization of the time it takes for blood to clot. For example, in these experiments normal untreated blood required 28 seconds to clot. When Heparin was added to the blood, clotting time increased to more than 400 seconds. When our Heparin antagonist compounds were added to blood that had been treated with Heparin, the clotting time was normalized. Some of our compounds were able to neutralize the effects of Heparin, Lovenox and Arixtra, another drug related to Heparin that has recently been approved for marketing. Protamine, the currently available neutralizing agent in the market, works only against Heparin and does not neutralize the activity of LMWHs, including Lovenox, or Arixtra. Additionally, recent single dose toxicity studies in mice demonstrated that our compound was well tolerated, indicating that an effective therapeutic index, which measures the difference between effective doses and toxic doses, may be achieved.
Development Plan
     We are currently conducting advanced preclinical development and lead optimization of our Heparin and LMWH antagonist product candidate and evaluating the best commercial and medical opportunities for these compounds. We estimate that it will cost at least $50 million in direct development costs over 48-60 months to file a NDA for this product.
Our Strategy
     Our goal is to discover and develop novel agents for the treatment of serious infectious diseases and cardiovascular disorders using biomimetics. To achieve this objective, we are implementing the following strategies:
➢	Identify and Advance the Development of our Lead Product Candidates. We believe our current financial resources provide us with sufficient funding to support the continued pre-clinical development of two programs: our i.v. antibiotic product candidate and our Heparin and LMWH antagonist product candidate. Additionally, contract development is continuing for antimicrobial polymers. To advance these and other programs into clinical development, we will require additional financing and financial resources.

➢	Retain Rights to Market Hospital-Based Products to Hospitals in North America. We have exclusive commercial rights to all of our programs. Our objective is to generate maximum value from sales of our product candidates if regulatory approval is achieved. To achieve this goal, we intend to build our own specialty sales force to market hospital-based therapeutics, such as our i.v. antibiotic product candidate and our Heparin and LMWH antagonist product candidate, to hospitals in North America. Additionally, we plan to partner with third parties to commercialize our products in the primary care market and in international markets.
➢	Pursue Near-Term Revenue Opportunities through Out-Licensing and Partnership Agreements. We intend to out-license selected product candidates from internal programs that are not part of our strategic focus. For example, polymer derivatives of our antibiotic product candidates may be used as additives to medical device, industrial and consumer materials to create self-sterilizing surfaces and bactericidal products. In the future, we intend to pursue strategic alliances with leading pharmaceutical and biotechnology companies to design biomimetic compounds for targets selected by our partners. Such collaborations could generate multiple sources of revenue, such as up-front fees, research funding, milestone payments and royalties.

➢	Utilize our Technology to Aggressively Pursue Additional Drug Development Programs for Other Therapeutic Areas. Using our computational drug design tools, we have already identified product candidates for other therapeutic areas, including angiogenesis inhibitors, cardiovascular disease and others. As sufficient resources become available, we plan to pursue development in these areas through partnerships or on our own in order to expand our product pipeline.

➢	Strengthen Collaborations with Existing Partners and Enter into Agreements with Potential New Partners. We have entered into collaborations and agreements with leading corporate and academic institutions. We received sponsored research support fees from our existing pilot corporate collaboration and we are actively pursuing additional agreements that would provide for license fees, research funding and milestone payments and royalties from research results and subsequent product development and commercialization. Through our collaborations with academic institutions, we gain cost effective access to new technologies and expertise important to the further development of our technology and products. Our network of academic advisors and collaborators consists of respected experts in computational chemistry and drug design technology. We have either exclusive ownership rights or options to obtain exclusive license rights to any products that result from our academic relationships.
Research and Development
     We incurred research and development expenses of $3,306,000 and $2,526,000 for the years ended December 31, 2006 and 2005, respectively.
Proprietary Rights
University of Pennsylvania
     In January 2003, we entered into a Patent License Agreement with the University of Pennsylvania, or Penn. Under the terms of the agreement, we were granted an exclusive, worldwide royalty-bearing license to use, make and sell products utilizing seven of Penn’s issued patents or pending patent applications for the life of such patents. These patents and applications cover compounds that we are currently using to develop our i.v. antibiotic product candidate, our Heparin and LMWH antagonist product candidate, our oral antibiotic product candidates, and our antimicrobial polymers for biomaterials applications, as well as future product candidates utilizing the licensed patents and applications. The licensed patents and applications include:
➢	two issued U.S. patents and four pending U.S. patent applications covering the composition of matter on antimicrobial compounds, including small molecules, oligomers and polymers. The first issued patent expires in 2017, the second issued patent expires in 2022, and the other patents, if issued, will expire at varying times from 2022 to 2025. There are corresponding foreign applications to one of the issued U.S. patents and to each of the four pending U.S. patent applications.

➢	one U.S. patent application and two corresponding foreign patent applications covering polycationic compounds and their use for treating cancer. The patent, if issued, will expire in 2026.
Penn may terminate the licenses if:
➢	we are more than 60 days late in paying to Penn royalties, expenses, or any other undisputed amounts due under the agreement and we do not pay such amounts within 30 days’ written notice of such delinquency;

➢	we become insolvent, enter into bankruptcy or a similar proceeding or call a meeting of our creditors in order to arrange adjustment of our debts; or

➢	we otherwise materially breach the agreement.
     If this license agreement is properly terminated by Penn, we may not be able to execute our strategy to develop and commercialize our i.v. antibiotic product candidate, our Heparin and LMWH antagonist product candidate, our oral antibiotic product candidates, our antimicrobial polymers for biomaterials applications, or to develop and commercialize future product candidates utilizing the licensed patents.
     We also entered into a Software License Agreement with Penn in May 2003. Under the terms of the agreement, Penn granted us a non-exclusive, royalty-free license to use three software programs and an exclusive, royalty-free license to three patent applications relating to such software programs. The software programs and patents covered by the agreement include a suite of proprietary computational algorithms that we use in the development, refinement and testing of our product candidates. The licenses expire contemporaneously with our Patent License Agreement with Penn. The patents relating to the software licenses, if issued, will expire at varying times in 2023 and 2024. Penn may terminate the agreement if:
➢	we are more than 60 days late in paying to Penn any undisputed amounts due under the agreement and we do not pay such amounts within 30 days’ written notice of such delinquency;

➢	we become insolvent, enter into bankruptcy or a similar proceeding or call a meeting of our creditors in order to arrange adjustment of our debts; or

➢	we otherwise materially breach the agreement.
     If this license agreement is properly terminated by Penn, our ability to advance our current product candidates or develop new product candidates may be adversely affected.
     We also sponsor certain research by Dr. William DeGrado, a Professor of Biochemistry and BioPhysics at Penn. Any discoveries made under this arrangement are intended to be covered by our Patent License Agreement with Penn or a new license agreement with Penn containing substantially the same terms. Dr. DeGrado’s current research for us focuses on further development of our antimicrobial polymers for biomaterials applications and Heparin and LMWH antagonists. For these services, we pay Dr. DeGrado a consulting fee of $7,000 per month. Dr. DeGrado also serves as Chairman of our Scientific Advisory Board. Either we or Dr. DeGrado may terminate his consulting arrangement at any time. If Dr. DeGrado terminates his consulting arrangement, our ability to advance our Heparin and LMWH antagonist and antimicrobial programs may be adversely affected.
University of Massachusetts
     In January 2004, we entered into a Sponsored Research Agreement with the University of Massachusetts (UMass). Under the terms of this agreement, as amended, we have agreed to sponsor certain research of Dr. Gregory Tew, an Assistant Professor in the Polymer Science and Engineering Department at UMass, through March 2007, and have the exclusive option to license any intellectual property generated by such research. We may exercise this option by issuing 7,500 shares of our common stock to UMass for each $100,000 of research conducted by Dr. Tew. Dr. Tew’s research focuses on methods to add our antibiotic agents to biomaterials, testing the physical properties of our antibiotic agents and safety evaluation of our antimicrobial agents. The agreement will terminate if Dr. Tew leaves UMass or ceases work in the antimicrobial field of research. In addition, UMass may terminate the agreement including any licenses granted thereunder if we materially breach the agreement, including by nonpayment of amounts due under the agreement. If the Sponsored Research Agreement or any license thereunder is properly terminated by UMass, our ability to advance our antimicrobial program or develop new product candidates may be adversely affected.
     In January 2005, we entered into an Exclusive License Agreement with UMass, pursuant to which UMass granted us an exclusive, worldwide license to use, make and sell products under one U.S. patent application and seven corresponding foreign patent applications covering polynorborene co-polymers and methods of use for the life of such patents. The patents, if issued, will expire in 2025. UMass may terminate the license agreement if we materially breach the agreement, including by nonpayment of amounts due under the agreement or in the case of a change in our ownership or control. If the license agreement is properly terminated by UMass, we may not be able to execute our strategy to develop and commercialize our antimicrobial polymers for biomaterials applications or to develop and commercialize future product candidates utilizing the licensed patents.

Our Technology
     We design our product candidates using our proprietary computational drug design technology. PACE, our Proteomic Assisted Computational Engine, is the integrating tool that embodies and incorporates our proprietary computational methods. The unique capabilities of our computational methods include:
➢	the ability to model molecular interactions in the presence of solvent, such as an aqueous environment, rather than in a vacuum, which more closely resembles the real-life characteristics of how molecules interact with each other;

➢	the ability to simulate molecular interactions for hundreds of microseconds which are time frames much longer than previous technologies; and

➢	the ability to target the bacterial cell membrane, instead of a biochemical cell target.
     Our innovative and proprietary de novo drug design approach selects protein targets with well-understood physical structures and biological activity and designs small molecule compounds that mimic or regulate the activity of these targets. This biomimetic approach of regulating biological activities by mimicking nature itself allows us to rationally design novel product candidates and greatly improve the efficiency of new drug discovery.
Intellectual Property
     We rely on a combination of patents and trade secrets, as well as confidentiality and non-use agreements to protect our intellectual property. Our patent strategy is designed to facilitate commercialization of our current and future products; and create barriers to entry. Our intellectual property portfolio currently consists of two patent applications (U.S. and foreign) owned by us, two issued U.S. patents we exclusively license from Penn and eight U.S. patent applications we exclusively license from Penn and/or UMass (as well as foreign counterparts thereof). Our patent applications and the ten issued patents and pending patent applications we exclusively license from Penn and/or UMass include:
➢	six U.S. patent applications that have been filed (as well as foreign counterparts thereof) covering the composition of matter on 11 classes of antimicrobial compounds, including small molecules, oligomers and polymers. Two U.S. patent have been granted on two of these applications.;

➢	one patent application covering the use of claimed oligomers for treating ophthalmic and otic infections;

➢	one patent application covering novel angiogenesis inhibitors with a wide range of therapeutic uses;

➢	one patent application covering use of claimed oligomers for treating cancer; and

➢	three patent applications covering our proprietary, computational algorithms and models, such as the coarse grain model and a new force field. These patent applications do not disclose the specific code, which will either be copyrighted or kept as a proprietary trade secret.
     Our intellectual property portfolio will be expanded to include additional filings of both composition of matter and method of use patent applications. A number of new patent applications are currently in process.
     We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Our employees and consultants also sign agreements requiring that they assign to us their interests in patents and other intellectual property arising from their work for us. All employees sign an agreement not to engage in any conflicting employment or activity during their employment with us and not to disclose or misuse confidential information.
Competition
     The pharmaceutical industry is highly competitive. We face significant competition from pharmaceutical companies and biotechnology companies that are researching and selling products designed to treat bacterial infections. Many major pharmaceutical companies, such as GlaxoSmithKline, Pfizer, Bayer, Merck and Aventis have already established significant positions in the antibiotic market. Additionally, many smaller companies, such as Cubist Pharmaceuticals, Oscient Therapeutics, Vicuron Pharmaceuticals, Peninsula Pharmaceuticals, Ceragenix, and Inhibitex have either marketed antibiotics and/or are attempting to enter this market by developing novel and more potent antibiotics that are intended to be effective against drug-resistant bacterial strains.

     These companies, as well as potential entrants into the antibiotic market, have longer operating histories, larger customer or use bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these current or potential competitors can devote substantially greater resources to the development and promotion of their products than we can.
     Additionally, there has been consolidation within the pharmaceutical industry and larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures to gain access to additional technology or products. Any of these trends would increase the competition we face and could adversely affect our business and operating results.
Heparin/LWMH Antagonist Competition
     There are currently no products available in the marketplace as an antidote for and antagonist to LWMH. Conversely, Protamine is the only available antidote for and antagonist to Heparin and, as such, Protamine currently dominates this market. Because of Protamine’s virtual monopoly of the Heparin antidote/antagonist market, we believe that it may be difficult for our future Heparin antidote/antagonist products to penetrate the market.
Government Regulation
     Government authorities in the U.S., at the federal, state, and local level, and foreign countries extensively regulate, among other things, the following areas relating to our products candidates:
➢	research and development;

➢	testing, manufacture, labeling and distribution;

➢	advertising, promotion, sampling and marketing; and

➢	import and export.
     All of our products require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials to demonstrate safety and efficacy and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal, state, local, and foreign statutes and regulations also govern testing, manufacturing, labeling, distribution, storage and record-keeping related to such products and their promotion and marketing. The process of obtaining these approvals and the compliance with federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. In addition, the current regulatory and political environment at the FDA could lead to increased testing and data requirements which could impact regulatory timelines and costs.
     None of our other product candidates has received marketing approval. All of our product candidates are in preclinical stages of development.
U.S. Government Regulation
     In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and implementing regulations. If we fail to comply with the applicable requirements at any time during the product development process, approval process, or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include:
➢	refusal to approve pending applications;

➢	withdrawals of approvals;

➢	clinical holds;

➢	warning letters;

➢	product recalls and product seizures; and

➢	total or partial suspension of our operations, injunctions, fines, civil penalties or criminal prosecution.
Any agency enforcement action could have a material adverse effect on us.

     Currently there is a substantial amount of congressional and administration review of the FDA and the regulatory approval process for drug candidates in the U.S. As a result, there may be significant changes made to the regulatory approval process in the U.S.
     The steps required before a drug may be marketed in the U.S. include:
➢	preclinical laboratory tests, animal studies and formulation studies;

➢	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

➢	execution of adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each indication for which approval is sought;

➢	submission to the FDA of a new drug application, or NDA, or biologics license application, or BLA;

➢	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP; and

➢	FDA review and approval of the NDA or biologics application, or BLA, or any supplements thereto, including, if applicable, a determination of its controlled substance schedule.
     Preclinical studies generally are conducted in laboratory animals to evaluate the potential safety and activity of a product. Violation of the FDA’s good laboratory practices regulations can, in some cases, lead to invalidation of the studies, requiring these studies to be replicated. In the U.S., drug developers submit the results of preclinical trials, together with manufacturing information and analytical and stability data, to the FDA as part of the IND, which must become effective before clinical trials can begin in the U.S. An IND becomes effective 30 days after receipt by the FDA unless before that time the FDA raises concerns or questions about the proposed clinical trials outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. If these concerns or questions are unresolved, the FDA may not allow the clinical trials to commence.
     Clinical trials involve the administration of the investigational product candidate or approved products to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in assessing the safety and the effectiveness of the drug. Typically, clinical evaluation involves a time-consuming and costly three-phase sequential process, but the phases may overlap. Each trial must be reviewed, approved and conducted under the auspices of an independent institutional review board, and each trial must include the patient’s informed consent. The following sets forth a brief description of the typical phases of clinical trials:

Phase I	Refers typically to closely monitored clinical trials and includes the initial introduction of an investigational new drug into human patients or healthy volunteer subjects. Phase I clinical trials are designed to determine the safety, metabolism and pharmacologic actions of a drug in humans, the potential side effects of the product candidates associated with increasing drug doses and, if possible, to gain early evidence of the product candidate’s effectiveness. Phase I trials also include the study of structure-activity relationships and mechanism-of-action in humans, as well as studies in which investigational drugs are used as research tools to explore biological phenomena or disease processes. During Phase I clinical trials, sufficient information about a drug’s pharmacokinetics and pharmacological effects should be obtained to permit the design of well-controlled, scientifically valid Phase II studies. The total number of subjects and patients included in Phase I clinical trials varies, but is generally in the range of 20 to 80 people.

Phase II	Refers to controlled clinical trials conducted to evaluate appropriate dosage and the effectiveness of a drug for a particular indication or indications in patients with a disease or condition under study and to determine the common short-term side effects and risks associated with the drug. These clinical trials are typically well-controlled, closely monitored and conducted in a relatively small number of patients, usually involving no more than several hundred subjects. Phase II studies can be sequenced as Phase IIa or Phase IIb.

Phase III	Refers to expanded controlled and uncontrolled clinical trials. These clinical trials are performed after preliminary evidence suggesting effectiveness of a drug has been obtained. Phase III clinical trials are intended to gather additional information about the effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. Phase III trials usually include from several hundred to several thousand subjects.

Phase IV	Refers to trials conducted after approval of a new drug and which explore approved uses and approved doses of the product. These trials must also be approved and conducted under the auspices of an institutional review board. Phase IV studies may be required as a condition of approval.
     Clinical testing may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the first three phases of clinical trials that are conducted in the U.S. and may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. The FDA can also provide specific guidance on the acceptability of protocol design for clinical trials. The FDA or we may suspend or terminate clinical trials at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request additional clinical trials be conducted as a condition to product approval. During all clinical trials, physicians monitor the patients to determine effectiveness and to observe and report any reactions or other safety risks that may result from use of the drug candidate.
     Assuming successful completion of the required clinical trial, drug developers submit the results of preclinical studies and clinical trials, together with other detailed information including information on the chemistry, manufacture and control of the product, to the FDA, in the form of an NDA or BLA, requesting approval to market the product for one or more indications. In most cases, the NDA/BLA must be accompanied by a substantial user fee. The FDA reviews an NDA/BLA to determine, among other things, whether a product is safe and effective for its intended use.
     Before approving an application, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve the application unless cGMP compliance is satisfactory. The FDA will issue an approval letter if it determines that the application, manufacturing process and manufacturing facilities are acceptable. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and will often request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval and refuse to approve the application by issuing a “not approvable” letter.
     The testing and approval process requires substantial time, effort and financial resources, which may take several years to complete. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products. Furthermore, the FDA may prevent a drug developer from marketing a product under a label for its desired indications or place other conditions, including restrictive labeling, on distribution as a condition of any approvals, which may impair commercialization of the product. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval.
     If the FDA approves the NDA/BLA, the drug can be marketed to physicians to prescribe in the U.S. After approval, the drug developer must comply with a number of post-approval requirements, including delivering periodic reports to the FDA (i.e., annual reports), submitting descriptions of any adverse reactions reported, biological product deviation reporting, and complying with drug sampling and distribution requirements. The holder of an approved NDA/BLA is required to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. Drug manufacturers and their subcontractors are required to register their facilities and are subject to periodic unannounced inspections by the FDA to assess compliance with cGMP which imposes procedural and documentation requirements relating to manufacturing, quality assurance and quality control. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. The FDA may require post-market testing and surveillance to monitor the product’s safety or efficacy, including additional studies to evaluate long-term effects.
     In addition to studies requested by the FDA after approval, a drug developer may conduct other trials and studies to explore use of the approved drug for treatment of new indications, which require submission of a supplemental or new NDA and FDA approval of the new labeling claims. The purpose of these trials and studies is to broaden the application and use of the drug and its acceptance in the medical community.
Foreign Regulation
     Whether or not we obtain FDA approval for a product, we must obtain approval of a clinical trial or product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country. Although governed by the applicable country’s regulations, clinical trials conducted outside of the U.S. typically are administered with the three-phase sequential process that is discussed above under “U.S. Government Regulation.” However, the foreign equivalent of an IND is generally not a prerequisite to performing pilot studies or Phase I clinical trials.
     Furthermore, regulatory approval of prices is required in most countries other than the U.S. We face the risk that the resulting prices would be insufficient to generate an acceptable return to us or our collaborators.
Business History
     PolyMedix, Inc. (formerly known as BTHC II Acquisition Corp.) was originally organized in the State of Texas as BTHC II LLC. On September 29, 2004, BTHC II LLC and its sister companies filed an amended petition under Chapter 11 of the United States Bankruptcy Code. On November 22, 2004, the court approved BTHC II LLC’s Amended Plan of Reorganization. On March 24, 2005, and in accordance with its Amended Plan of Reorganization, BTHC II LLC changed its state of organization from Texas to Delaware by merging with and into BTHC II Acquisition Corp., a Delaware corporation formed solely for the purpose of effecting the reincorporation.
     PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) was incorporated on August 8, 2002 in the State of Delaware as PolyMedix, Inc. to serve as a biotechnology company focused on treating infectious diseases. On October 6, 2005, the former BTHC II Acquisition Corp. entered into an Agreement and Plan of Merger and Reorganization with the former PolyMedix, Inc., pursuant to which the stockholders of the former PolyMedix, Inc. exchanged their equity ownership interests in the former PolyMedix, Inc. for an aggregate 94% equity ownership interest in the former BTHC II Acquisition Corp. Pursuant to the Agreement and Plan of Merger and Reorganization, the former PolyMedix, Inc. merged with a wholly-owned subsidiary of the former BTHC II Acquisition Corp. and, as such, became a wholly-owned subsidiary of the former BTHC II Acquisition Corp.
     At the time of the merger, the former BTHC II Acquisition Corp. had no operations and no assets or liabilities. Because the stockholders of the former PolyMedix, Inc. exchanged their equity ownership interests in the former PolyMedix, Inc. for an aggregate 94% equity ownership interest in the former BTHC II Acquisition Corp., the former PolyMedix, Inc. was, for accounting purposes, the surviving entity of the merger. Accordingly, all financial information included in this annual report for the periods prior to the merger is for the former PolyMedix, Inc.
     On February 24, 2006, the former BTHC II Acquisition Corp. changed its corporate name to PolyMedix, Inc., and the former PolyMedix, Inc. changed its corporate name to PolyMedix Pharmaceuticals, Inc.
Employees
     We currently have 16 employees, including one M.D. and ten employees with Ph.D. degrees. Twelve of our employees are focused on research and development and four are focused on general administration. We also utilize a number of consultants to assist with research and development and commercialization activities.

Item 1A. Risk Factors.
Risks Related to Our Business
We are an early-stage, start-up company with limited operating history, which makes it difficult to evaluate our existing business and business prospects and increases the risk that the value of any investment in our Company will decline.
     We commenced operations in 2002 and have a limited operating history. To date, our only revenues have been from research grants. We will not be able to generate revenue from product sales or royalties unless and until we receive regulatory approval and begin commercialization of our product candidates or otherwise out-license our compounds. We are not certain of when, if ever, that will occur. Although we intend to introduce new products, there can be no assurance that we will introduce any new products. Because the market for our products is relatively new, uncertain and evolving, and because we have limited operating experience, it is difficult to assess or predict with assurance the growth rate, if any, and the size of this market. There can be no assurance that we will develop additional products, that the market for our products will develop, that our products will achieve market acceptance, or that we will ever become profitable.
All of our product candidates are in preclinical development. If our product candidates are not demonstrated to be sufficiently safe and effective in clinical trials, they will not receive regulatory approval and we will be unable to commercialize them.
     All of our product candidates are in preclinical development and may never be commercialized. We plan to develop product candidates through studies, testing and clinical trials. The progress and results of any future pre-clinical testing or future clinical trials are uncertain, and if our product candidates do not receive regulatory approvals, it will have a material adverse effect on our business, operating results and financial condition. None of our products have received regulatory approval for commercial sale. In addition, all of our product candidates are in the early stages of development, and we face the risks of failure inherent in developing drugs based on new technologies. Our product candidates are not expected to be commercially available for several years, if at all.
     In addition, our product candidates must satisfy rigorous standards of safety and efficacy before they can be approved by the FDA and international regulatory authorities for commercial use. The FDA and foreign regulatory authorities have full discretion over this approval process. We will need to conduct significant additional research, involving testing in animals and in humans, before we can file applications for product approval. Typically, in the pharmaceutical industry there is a high rate of attrition for product candidates in pre-clinical testing and clinical trials. Also, satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, a number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials and in interim analyses. In addition, delays or rejections may be encountered based upon additional government regulation, including any changes in FDA policy, during the process of product development, clinical trials and regulatory approvals.
     In order to receive FDA approval or approval from foreign regulatory authorities to market a product candidate or to distribute our products, we must demonstrate through pre-clinical testing and through human clinical trials that the product candidate is safe and effective for the treatment of a specific condition. We do not know when, if ever, any human clinical trials will begin with respect to our product candidates.
We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future.
     We are a development stage company with a limited operating history. For 2006, we had a net loss of approximately $5,966,000 and an accumulated deficit of approximately $13,709,000. We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital.
     Because of the numerous risks and uncertainties associated with developing new drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Currently, we have no products available for commercial sale, and, to date, we have not generated any product revenue. We have financed our operations and internal growth primarily through private placements of preferred equity securities. We have devoted substantially all of our efforts to research and development, including some limited pre-clinical trials.
     We also expect our research and development expenses to increase in connection with the continued development of our product candidates and the clinical evaluation of our product candidates.
If we are unable to meet our needs for additional funding in the future, we may be required to limit, scale back or cease operations.
     Our operations to date have generated significant needs for cash. Our negative cash flows from operations are expected to continue for at least the foreseeable future. Our strategy contains elements that we will not be able to execute without outside funding. Specifically, we will need to raise additional capital to:
➢	fund our research and development programs, including clinical trials;

➢	commercialize any product candidates that receive regulatory approval; and

➢	acquire or in-license approved products or product candidates or technologies for development.
     We believe our existing cash resources and interest on these funds will be sufficient to meet our anticipated operating requirements at least through 2007. Our future capital requirements will depend on many factors, including:
➢	the scope, rate of progress and cost of our product development activities;

➢	future clinical trial results;

➢	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

➢	the cost and timing of regulatory approvals;

➢	the costs of commercializing any of our other product candidates;

➢	success of any product that receives marketing approval;

➢	acquisition or in-licensing costs;

➢	the effect of competing technological and market developments;

➢	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

➢	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
     These factors could result in variations from our currently projected operating and liquidity requirements. There can be no assurance that additional funds will be available when needed, or, if available, that such funds can be obtained on terms acceptable to us. If adequate funds are unavailable, we may be required, among other things, to:
➢	delay, reduce the scope of or eliminate one or more of our research or development programs;

➢	license rights to technologies, product candidates or products at an earlier stage than otherwise would be desirable or on terms that are less favorable to us than might otherwise be available; or

➢	obtain funds through arrangements that may require us to relinquish rights to product candidates or products that it would otherwise seek to develop or commercialize by itself.
If we are not able to retain our current management and advisory team and attract and retain qualified scientific, technical and business personnel, our business will suffer.
     We are highly dependent on our executive officers and other key management and technical personnel, including Nicholas Landekic, Richard Scott, Ph.D., Eric McAllister, M.D., Ph.D., Edward Smith and Dawn Eringis, as well as key members of our advisory team, including William DeGrado, Ph.D., Michael Klein, Ph.D. and

Gregory Tew, Ph.D. The loss of any of them could have a material adverse effect on our future operations. We presently do not maintain “key person” life insurance policies on any of our personnel.
     Our success is also dependent on our ability to attract, retain and motivate highly trained technical, marketing, sales and management personnel for the development, maintenance and expansion of our activities. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees. The loss of key personnel or the inability to hire and retain additional qualified personnel in the future could have a material adverse effect on our business, financial condition and results of operation.
Our success is dependent on the continuation of certain licensing arrangements and other strategic relationships with third parties. There can be no assurance that such relationships will continue or that we will be successful in entering into other similar relationships.
     We are newly-formed and all of our product candidates are licensed from or based upon licenses from third parties. We are party to (i) a Patent License Agreement with Penn, pursuant to which Penn granted us an exclusive, worldwide royalty-bearing license to use, make and sell products utilizing seven of Penn’s issued or pending patents for the life of such patents, and (ii) a Software License Agreement with Penn pursuant to which Penn granted us a non-exclusive, royalty-free license to use three software programs and an exclusive, royalty-free license to three patent applications relating to such software programs. If either or both of these license agreements are properly terminated by Penn, pursuant to its termination rights, our ability to advance our current product candidates or develop new product candidates may be adversely affected. Specifically, we may not be able to execute our strategy to develop and commercialize our i.v. antibiotic product candidate, our Heparin and LMWH antagonist product candidate, our topical ophthalmic and oral antibiotic product candidates, our angiogenesis inhibitor for cancer and our antimicrobial polymers for biomaterials applications.
     Additionally, we are party to an Exclusive License Agreement with the University of Massachusetts, or UMass, pursuant to which UMass granted us an exclusive, worldwide license to use, make and sell products utilizing a patent application covering the composition and use of polynorborene co-polymers for the life of such patent. If this license agreement is properly terminated by UMass, pursuant to its termination rights, we may not be able to execute our strategy to develop and commercialize our antimicrobial polymers for biomaterials applications or to develop and commercialize future product candidates utilizing the licensed patents.
     In addition to licensing arrangements, we have entered into a consulting arrangement with Dr. William DeGrado, a Professor of Biochemistry and BioPhysics at Penn, and a five-year Sponsored Research Agreement with UMass covering the research of Dr. Gregory Tew, an Assistant Professor in the Polymer Science and Engineering Department at UMass. Either we or Dr. DeGrado may terminate his consulting arrangement at any time. If Dr. DeGrado terminates his consulting arrangement, our ability to advance our Heparin and LMWH antagonist and antimicrobial programs may be adversely affected. If the Sponsored Research Agreement or any license thereunder is properly terminated by UMass, our ability to advance our antimicrobial program or develop new product candidates may be adversely affected.
     We depend, and will continue to depend, on these arrangements, and potentially on other licensing arrangements and/or strategic relationships with third parties for the research, development, manufacturing and commercialization of our product candidates. If any of our licenses or relationships are terminated or breached, we may:
➢	lose our rights to develop and market our product candidates;

➢	lose patent and/or trade secret protection for our product candidates;

➢	experience significant delays in the development or commercialization of our product candidates;

➢	not be able to obtain any other licenses on acceptable terms, if at all; and

➢	incur liability for damages.
     Licensing arrangements and strategic relationships in the pharmaceutical and biotechnology industries can be very complex, particularly with respect to intellectual property rights. Disputes may arise in the future regarding ownership rights to technology developed by or with other parties. These and other possible disagreements between us and third parties with respect to our licenses or our strategic relationships could lead to delays in the research, development, manufacture and commercialization of our product candidates. These third parties may also pursue alternative technologies or product candidates either on their own or in strategic relationships with others in direct competition with us. These disputes could also result in litigation or arbitration, both of which are time-consuming and expensive.
Development of our proposed product candidates is a lengthy, expensive and uncertain process, and we may terminate one or more of our development programs.
     Our product candidate development program anticipates a significant amount of cash outflow to support their development. The antibiotic drug development program is estimated at approximately $50 million over an approximately 48-60 month period with the NDA filing planned for 2009. These costs are significant given our limited opportunity for revenue growth over the same period. In addition, there can be no assurance that we will be able to obtain additional financing to satisfy the costs of the planned product candidate development or that the product candidate will be approved by the FDA for commercialization.
There can be no assurance that our i.v. antibiotic product candidate or any of our other eligible product candidates will be granted any of the accelerated development or approval paths by the FDA and, even if any of our product candidates receive such status, that development of the product candidate will be accelerated.
     We believe that our i.v. antibiotic product candidate, which is a systemic antibiotic drug, may be eligible for one of the accelerated development or approval paths under FDA procedures, such as “fast track,” “priority review” or “accelerated approval.” We have not yet applied for any of these designations for our i.v. antibiotic product candidate or any of our other product candidates. There can be no assurance that any of our product candidates will receive any such consideration. If granted, some of these paths may help to abbreviate the size and scope of the trials required for submission and approval of an NDA and/or to shorten the review time of any such filing. If the FDA grants any of these designations to any of our product candidates, we may then make an application with the FDA with respect to any further development program and corresponding regulatory strategy.
     Even in the event that one of our product candidates is designated for “fast track,” “priority review” or “accelerated approval” status, such a designation does not necessarily mean a faster development process or regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Our accelerated designation status may be withdrawn by the FDA if the FDA believes that this designation is no longer supported by emerging data from our clinical development program or for patient safety reasons. Receiving “fast track,” “priority review” or “accelerated approval” status from the FDA does not guarantee that we will qualify for or be able to take advantage of any accelerated development or approval procedures. Even if the accelerated development or approval procedures are available to us, depending on the results of clinical trials, we may elect to follow the more traditional approval processes for strategic and marketing reasons, since drugs approved under “accelerated approval” procedures may be more likely to be subjected to post-approval Phase IV clinical studies to provide confirmatory evidence that they are safe and effective. If we fail to conduct any such required post-approval studies or if the studies fail to verify that any of our product candidates are safe and effective, our FDA approval could be revoked. It can be difficult, time-consuming and expensive to enroll patients in Phase IV clinical trials because physicians and patients are less likely to participate in a clinical trial to receive a drug that is already commercially available.
Even if regulatory authorities approve our product candidates, they may not be commercially successful.
     Even if regulatory authorities approve our product candidates, they may not be commercially successful. Our product candidates may not be commercially successful because physicians, government agencies and other third-party payors may not accept them. Third parties may develop superior products or have proprietary rights that preclude us from marketing our products. We also expect that most of our product candidates will be very expensive, if approved. Patient acceptance of and demand for any product candidates we obtain regulatory approval for, or licenses, will depend largely on many factors, including but not limited to, the extent, if any, of reimbursement of drug and treatment costs by government agencies and other third-party payors, pricing, the safety and effectiveness of alternative products, and the prevalence and severity of side effects associated with our products.

We do not currently have sales, marketing or distribution capabilities. If we fail to effectively sell, market and distribute any product candidate for which we receive regulatory approval, our business and results of operations will suffer.
     If we are unable to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to successfully commercialize any of our product candidates that receive regulatory approval in the future. We currently have no sales, marketing or distribution capabilities. In order to successfully commercialize any of our product candidates, we must either internally develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services.
     If we do not develop a marketing and sales force with technical expertise and supporting distribution capabilities, we will be unable to market any of our products directly. To promote any of our products through third parties, we will have to locate acceptable third parties for these functions and enter into agreements with them on acceptable terms and we may not be able to do so. In addition, any third-party arrangements we are able to enter into may result in lower revenues than we could have achieved by directly marketing and selling our products.
We may suffer losses from product liability claims if our products cause harm to patients.
     Any of our product candidates could cause adverse events, such as immunologic or allergic reactions. These reactions may not be observed in clinical trials, but may nonetheless occur after commercialization. If any of these reactions occur, they may render our product candidates ineffective in some patients and our sales would suffer.
     In addition, potential adverse events caused by our product candidates could lead to product liability lawsuits. If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products. Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. We may not be able to avoid product liability claims. Product liability insurance for the pharmaceutical and biotechnology industries is generally expensive, if available at all. We do not currently have any product liability insurance. If we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our product candidates. A successful product liability claim brought against us in excess of our insurance coverage, if any, may cause us to incur substantial liabilities and, as a result, we may fail.
Due to our reliance on third-party manufacturers and suppliers, we may be unable to implement our manufacturing and supply strategies, which would materially harm our business.
     If our current and future licensing, manufacturing and supply strategies are unsuccessful, then we may be unable to complete any future preclinical or clinical trials and/or commercialize our product candidates in a timely manner, if at all. Completion of any potential future pre-clinical trials and commercialization of our product candidates will require access to, or development of, facilities to manufacture a sufficient supply of our product candidates, or the ability to license them to other companies to perform these functions. We do not have the resources, facilities or experience to manufacture our product candidates on our own and do not intend to develop or acquire facilities for the manufacture of product candidates for pre-clinical trials, clinical trials or commercial purposes in the foreseeable future. We intend to continue to license technology and/or rely on contract manufacturers to produce sufficient quantities of our product candidates necessary for any pre-clinical or clinical testing we undertake in the future. Such contract manufacturers may be the sole source of production and may have limited experience at manufacturing, formulating, analyzing, filling and finishing our types of product candidates.
     We also intend to rely on third parties to supply the components that we will need to develop, test and commercialize all of our product candidates. There may be a limited supply of these components. We might not be able to enter into agreements that provide us assurance of availability of such components in the future from any supplier. Our potential suppliers may not be able to adequately supply us with the components necessary to successfully conduct our pre-clinical and clinical trials and/or to commercialize our product candidates. If we cannot acquire an acceptable supply of components to produce our product candidates, we will not be able to complete pre-clinical and clinical trials and will not be able to commercialize our product candidates.

If we make technology or product acquisitions, we may incur a number of costs, may have integration difficulties and may experience other risks that could harm our business and results of operations.
     We are newly formed and all of our product candidates are licensed from, or based upon technologies licensed from, third parties. We may acquire and/or license additional product candidates and/or technologies in the future. Any product candidate or technology we license or acquire will likely require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities, if any. All product candidates are prone to risks of failure inherent in technology product development, including the possibility that the product candidate or product developed based on licensed technology will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any product candidate that we develop based on acquired or licensed technology that is granted regulatory approval will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace. Moreover, integrating any newly acquired product could be expensive and time-consuming. If wecannot effectively manage these aspects of our business strategy, our business may not succeed.
     Furthermore, proposing, negotiating and implementing an economically viable acquisition or license can be a lengthy, costly and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition or license of product candidates and/or technologies. We may not be able to acquire the rights to alternative product candidates and/or technologies on terms that we find acceptable, or at all. Our failure to acquire or license alternative products and/or technologies could have a material adverse effect on our business, prospects and financial condition.
Failure to effectively manage our growth may have a material adverse effect on our business, results of operations and financial condition.
     We may not be able to effectively grow and expand our business. Successful implementation of our business plan will require management of growth, which will result in an increase in the level of responsibility for management personnel. To manage growth effectively, we will be required to continue to implement and improve our operating and financial systems and controls to expand, train and manage our employee base. The management, systems and controls currently in place or to be implemented may not be adequate for such growth, and the steps taken to hire personnel and to improve such systems and controls might not be sufficient. If we are unable to manage our growth effectively, it will have a material adverse effect on our business, results of operations and financial condition.
We rely on third parties to provide software necessary to the future success of our business.
     Currently, we rely on a non-exclusive license from Penn to use, copy, perform, display, distribute, modify and prepare derivative works based on three software packages which include a suite of proprietary computational algorithms that we use in the development, refinement and testing of our product candidates. If this license agreement is properly terminated by Penn, our ability to advance our current product candidates or develop new product candidates may be adversely affected.
     In the future we expect to rely upon the software programs licensed from Penn, as well as software licensed from other third parties, including software that might be integrated with our internally developed software and used to perform key functions. If we license such third-party software, it is likely that certain of these licenses will be for limited terms, can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. There can be no assurance that such licenses will be available to us on commercially reasonable terms, if at all. The loss of or inability to maintain or obtain licenses on such third party software could result in the discontinuation of, or delays or reductions in, product shipments unless and until equivalent technology is identified, licensed and integrated with our software. Any such discontinuation, delay or reduction would harm our business, results of operations and financial condition. The third-party licenses that we may need to acquire in the future may not be exclusive, and there can be no assurance that our competitors will not obtain licenses to and utilize such technology in competition with us. There can be no assurance that the vendors of technology that may need to be utilized in our products will support the potentially necessary technology in the form needed by us. In addition, there can be no assurance that financial or other difficulties that may be experienced by such third-party vendors will not have a material adverse effect upon the technologies that may be incorporated into our products, or that, if such technologies become unavailable, we will be able to find suitable alternatives if it in fact needs them. The loss of, or inability to maintain or obtain, any such software licenses could potentially result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, and could harm our business, operating results, and financial condition if we ultimately need to rely on such software.
Our executive officers, directors and greater than 5% holders have the ability to significantly influence matters submitted to our stockholders for approval.
     Our executive officers, directors greater than 5% holders, in the aggregate, beneficially own shares representing approximately 63% of our common stock, 3% of our Series 1 Preferred Stock and 25% of our common stock assuming the conversion of all shares of Series 1 Preferred Stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share and holders of our Series 1 Preferred Stock are entitled to one vote for each share of common stock into which such Series 1 Preferred Stock could then be converted (each share of Series 1 Preferred Stock is currently convertible into 2 shares of common stock). If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
Risks Related to our Intellectual Property
The obstacles to procurement and enforcement of our intellectual property and proprietary rights could harm our competitive position by allowing competitors access to our proprietary technology and to introduce competing products.
     We regard our products as proprietary and rely primarily on a combination of patents, trademarks, copyrights, and trade secrets and other methods to protect our proprietary rights. We maintain confidentiality agreements with our employees, consultants and current and potential affiliates, customers and business partners.
     If we fail to secure and then enforce patents and other intellectual property rights underlying our product candidates and technologies, we may be unable to compete effectively. The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend, in part, on our ability, and the ability of our licensors, to obtain and to keep protection for our products and technologies under the patent laws of the U.S. and other countries, so that we can stop others from using our inventions. Our success also will depend on our ability to prevent others from using our trade secrets.
     Our pending U.S. and foreign patent applications may not issue as patents or may not issue in a form that will be advantageous to us. If we do not receive patents for these applications or do not receive adequate protections, our developments will not have any proprietary protection and other entities will be able to make the products and compete with us. Also, any patents we have obtained or do obtain may be challenged by re-examination, opposition or other administrative proceeding, or may be challenged in litigation, and such challenges could result in a determination that the patent is invalid or unenforceable. In addition, competitors may be able to design alternative methods or devices that avoid infringement of our patents. To the extent our intellectual property protection offers inadequate protection, or is found to be invalid, we are exposed to a greater risk of direct competition. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.
     In addition, the standards which the United Stated Patent and Trademark Office, or the U.S. PTO, uses to grant patents can change. Consequently, we may be unable to determine the type and extent of patent claims that will be issued to us or to our licensors in the future, if any patent claims are issued at all. In addition, if the U.S. PTO and other patent offices where we file our patent applications increase the fees associated with filing and prosecuting patent applications we would incur higher expenses and our intellectual property strategy could be adversely affected.
     The confidentiality agreements required of our employees and that we enter into with other parties may not provide adequate protection for our trade secrets, know-how or other confidential information or prevent any unauthorized use or disclosure or the unlawful development by others. If any of our confidential intellectual property is disclosed, our business may suffer. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate.
We may have to engage in costly litigation to enforce or protect our proprietary technology, which may harm our business, results of operations, financial condition and cash flow.
     The pharmaceutical field is characterized by a large number of patent filings involving complex legal and factual questions, and, therefore, we cannot predict with certainty whether our patents or in-licensed patents will be enforceable. Additionally, we may not be aware of all of the patents potentially adverse to our interests that may have been issued to others. Should third parties file patent applications, or be issued patents, claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the U.S. PTO to determine priority of invention. We, or our licensors, also could be required to participate in interference proceedings involving our issued patents and pending applications of another entity.
     In the event a competitor infringes upon our patent or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from our management. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against challenges from others. If our intellectual property does not provide adequate protection against our competitors’ products, our competitive position and business could be adversely affected.
Our commercial success depends significantly on our ability to develop and commercialize our products without infringing the intellectual property rights of third parties.
     Our commercial success will depend, in part, on our not infringing the patents or proprietary rights of third parties. Third parties that believe we are infringing on their rights could bring actions against us claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected product or products.
     If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If any of these actions are successful, we could be required, in addition to any potential liability for damages, to obtain a license to continue to manufacture or market the affected product, in which case we may be required to pay substantial royalties or grant cross-licenses to our patents. However, there can be no assurance that any such license will be available on acceptable terms or at all. Ultimately, we could be prevented from commercializing a product, or forced to cease some aspect of our business operations, as a result of patent infringement claims, which would harm our business.
     We may enter into licensing agreements with third party intellectual property owners for use of their property in connection with our products in order to ensure that such third party’s rights are not infringed upon. Although we are not aware that any of our intended products are materially infringing the rights of others, there can be no assurance that a claim of infringement will not be asserted against us or that any such assertion will not result in costly litigation or require us to obtain a license in order to make, use, or sell our products. There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products. Any such claims or litigation, with or without merit, could be costly and a diversion of management’s attention, which could have a material adverse effect on our business, operating results and financial condition. Adverse determinations in such claims or litigation could harm our business, operating results and financial condition.
We may be unable to protect the intellectual property rights of the third parties from whom we license certain of our intellectual property or with whom we have entered into other strategic relationships, which may harm our business..

     Certain of our intellectual property are currently licensed from Penn and UMass and, in the future, we intend to continue to license intellectual property from Penn and UMass and/or other key strategic partners. Such license agreements give us exclusive rights for the commercial exploitation of the patents resulting from the patent applications, subject to certain provisions of the license agreements. Failure to comply with these provisions could result in the loss of our rights under these license agreements. Our inability to rely on these patents and patent applications which are the basis of our technology would have a material adverse effect on our business.
     We are, and will continue to be, reliant upon such third parties to protect their intellectual property rights to this technology. Such third parties may determine not to protect the intellectual property rights that we license from them and we may be unable defend such intellectual property rights on our own or we may have to undertake costly litigation to defend the intellectual property rights of such third parties. There can be no assurances that we will continue to have proprietary rights to any of the intellectual property that we license from such third parties or otherwise have the right to use through similar strategic relationships. Any loss or limitations on use with respect to our right to use such intellectual property licensed from third parties or otherwise obtained from third parties with whom we have entered into strategic relationships could have a material adverse effect on our business, operating results and financial condition.
     Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, most countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may be limited to monetary relief and may be unable to enjoin infringement, which could materially diminish the value of the patent. Compulsory licensing of life-saving products is also becoming increasingly popular in developing countries, either through direct legislation or international initiatives. Such compulsory licenses could be extended to include some of our product candidates, which may limit our potential revenue opportunities.
International patent protection is particularly uncertain, and if we are involved in opposition proceedings in foreign countries, we may have to expend substantial sums and management resources.
     Patent law outside the U.S. is even more uncertain than in the U.S. and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as U.S. laws. For example, certain countries do not grant patent claims that are related to the treatment of humans. We may participate in opposition proceedings to determine the validity of our foreign patents or our competitors’ foreign patents, which could result in substantial costs and diversion of our efforts.
Risks Related to our Industry
We may experience delays in obtaining required regulatory approvals in the U.S. to market our proposed product candidates.
     Delays in regulatory approval, limitations in regulatory approval and withdrawals of regulatory approval may have a negative impact on our results of operations. If we experience significant delays in testing or approvals, our product development costs, or our ability to license product candidates, will increase. If the FDA grants regulatory approval of a product, this approval will be limited to those disease states and conditions for which the product has demonstrated through clinical trials to be safe and effective. Any product approvals that we receive in the future could also include significant restrictions on the use or marketing of our products. Product approvals, if granted, can be withdrawn for failure to comply with regulatory requirements or upon the occurrence of adverse events following commercial introduction of the products. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our product candidates or us. If approvals are withdrawn for a product, or if a product were seized or recalled, we would be unable to sell or license that product and our revenues would suffer. In addition, outside the U.S., our ability to market any of our potential products is contingent upon receiving market application authorizations from the appropriate regulatory authorities and these foreign regulatory approval processes include all of the risks associated with the FDA approval process described above.
Before we can commence clinical trials of any of our product candidates, we will need to complete preclinical research and commercial evaluation and file an IND application with respect to such product candidate. We cannot provide assurance that we will complete this preclinical research or file an IND application in a timely fashion or at all.
     In the U.S., drug developers submit the results of preclinical trials, together with manufacturing information and analytical and stability data, to the FDA as part of an IND, application. An IND application must become effective before clinical trials can begin in the U.S. An IND application becomes effective 30 days after receipt by the FDA unless before that time the FDA raises concerns or questions about the proposed clinical trials outlined in the IND application. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. If these concerns or questions are unresolved, the FDA may not allow the clinical trials to commence.
     We plan to submit IND applications for our i.v. antibiotic and our Heparin and LMWH antagonist product candidates in 2007. During the next 12 months, we anticipate spending approximately $8,000,000 in research and development costs directly related to these two IND applications. Completion of the preclinical research and commercial evaluation required to file the IND applications could be delayed or prevented for a variety of reasons, and we can provide no assurance that we will be able to file the IND applications in the timeframe which we currently expect, or at all.
Because clinical trials for our product candidates will be expensive and protracted and their outcome is uncertain, we must invest substantial amounts of time and money that may not yield viable products.
     Conducting clinical trials is a lengthy, time-consuming and expensive process. We must demonstrate through laboratory, animal and human studies that our product candidates are both effective and safe for use in humans. The results of preliminary studies do not predict clinical success. A number of potential drugs have shown promising results in early testing but subsequently failed to obtain necessary regulatory approvals. Data obtained from tests are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Regulatory authorities may refuse or delay approval as a result of many other factors, including changes in regulatory policy during the period of product development.
     Completion of clinical trials may take many years. The length of time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. The FDA monitors the progress of each phase of testing, and may require the modification, suspension, or termination of a trial if it is determined to present excessive risks to patients. The clinical trial process may also be accompanied by substantial delay and expense and there can be no assurance that the data generated in these studies will ultimately be sufficient for marketing approval by the FDA. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:
➢	our inability to manufacture sufficient quantities of materials for use in clinical trials;

➢	variability in the number and types of patients available for each study;

➢	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

➢	unforeseen safety issues or side effects;

➢	poor or unanticipated effectiveness of products during the clinical trials; or

➢	government or regulatory delays.
     We will incur substantial additional expense for and devote a significant amount of time to these studies. The results of these studies must be submitted to the FDA as part of an NDA, and must be approved by the FDA before the product may be marketed. We estimate that it will cost at least $50 million in direct development costs over 48-60 months to file an NDA and thus bring to market each of our i.v. antibiotic product candidate and our Heparin and LMWH antagonist product candidate ($100 million for both product candidates).
     Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval and refuse to approve the application by issuing a “not approvable” letter. Furthermore, the FDA may prevent us from marketing a product candidate under a label for its desired indications or place other conditions, including restrictive labeling, on distribution as a condition of any approvals, which may impair commercialization of the product.

If competitors develop and market products that are more effective, have fewer side effects, are less expensive than our product candidates or offer other advantages as compared to our product candidates, our commercial opportunities will be limited.
     Other companies have product candidates in development to treat the conditions we are seeking to ultimately treat. If these competitors are able to develop products that are more effective, have fewer side effects, are less expensive or offer other advantages as compared to our product candidates, our commercial opportunities will be limited. Furthermore, if our competitors commercialize competing products before we do, then our ability to penetrate the market and sell our products may be impaired.
     Our competitors include fully integrated pharmaceutical companies and biotechnology companies, universities and public and private research institutions. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals, and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to:
➢	attract parties for acquisitions, joint ventures or other collaborations;

➢	license proprietary technology that is competitive with the technology we are practicing;

➢	attract funding; and

➢	attract and hire scientific talent.
     In the antibiotic market, many major pharmaceutical companies, such as GlaxoSmithKline, Pfizer, Bayer, Merck and Aventis have already established significant positions. Additionally, many smaller companies, such as Cubist Pharmaceuticals, Oscient Therapeutics, Vicuron Pharmaceuticals, Peninsula Pharmaceuticals, Ceragenix and Inhibitex have either marketed, or are attempting to enter this market by developing, novel and more potent antibiotics that are intended to be effective against drug-resistant bacterial strains. In the Heparin antagonist market, Protamine is the only available antidote for and antagonist to Heparin and, as such, Protamine currently dominates this market. Because of Protamine’s virtual monopoly of the Heparin antidote/antagonist market, we believe that it may be difficult for our future Heparin antidote/antagonist products to penetrate this market. There may be additional competitive products about which we are not aware.
Healthcare reform measures could adversely affect our business.
     The business and financial condition of pharmaceutical companies is affected by the efforts of governmental and third-party payors to contain or reduce the costs of healthcare. In the U.S. and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system. For example, in some countries other than the U.S., pricing of prescription drugs is subject to government control, and we expect proposals to implement similar controls in the U.S. to continue. In particular, in January 2006, new Medicare prescription drug coverage legislation (Medicare Part D) was implemented. The prescription drug program established by this legislation and future amendments or regulatory interpretations of the legislation could have the effect of reducing the prices that we are able to charge for any products we develop and sell through these plans. This prescription drug legislation and related amendments or regulations could also cause third-party payors other than the federal government, including the states under the Medicaid program, to discontinue coverage for any products we develop or to lower reimbursement amounts that they pay.
     Further federal, state and foreign healthcare proposals and reforms are likely. While we cannot predict the legislative or regulatory proposals that will be adopted or what effect those proposals may have on our business, including the future reimbursement status of any of our product candidates, the pendency or approval of such proposals could result in a decrease in our stock price or limit our ability to raise capital or to obtain strategic partnerships or licenses.
Because our activities may involve the use of hazardous materials, we may be subject to claims relating to improper handling, storage or disposal of these materials that could be time consuming and costly.
     If we use biological and hazardous materials in a manner that causes injury, we may be liable for damages. Our research and development activities may involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant.
Risks Related to our Common Stock
A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.
          A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because a significant portion of our operations has been and may continue to be financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plans and operations, including our ability to develop our product candidates and continue our current operations. If our stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.
          The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, may have a material adverse effect on the market price of our common stock.
If we issue additional shares in the future, it will result in the dilution of our existing shareholders.
          Our certificate of incorporation authorizes the issuance of up to 40,000,000 shares of common stock with a $0.001 par value and 10,000,000 preferred shares with a par value of $0.001, of which approximately 12,480,000 common shares and approximately 7,483,000 of our Series 1 Convertible Preferred shares were issued and outstanding as of December 31, 2006. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock. Our board of directors may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future. Further, each share of our Series 1 Convertible Preferred Stock is convertible into two shares of our common stock, subject to certain anti-dilution adjustments and all outstanding shares of our Series 1 Convertible Preferred Stock as of December 31, 2008 will automatically convert into shares of common stock. We have also issued additional shares of our Series 1 Convertible Preferred Stock to satisfy our annual dividend obligations to holders of such shares. In addition, as of December 31, 2006, we have warrants and options to purchase 7,098,000 shares of our common stock outstanding. The issuance of any shares for financing or acquisition efforts, upon conversion of our preferred stock or exercise of warrants and options, pursuant to our equity compensation plans, or otherwise will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.
Trading of our stock may be restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.
          The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.
NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.
          In addition to the “penny stock” rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.
Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.
          Our common stock is currently quoted on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.
          We have applied for listing of our common stock on the American Stock Exchange. There can be no assurance that our application will be approved, which could further adversely affect the possibility of a sufficient market for our stock from developing.
We have never paid dividends on our common stock and do not anticipate paying any in the foreseeable future.
          We have never declared or paid a cash dividend on our common stock and we do not expect to have any extra cash with which to pay cash dividends in the foreseeable future. If we do have available cash, we intend to use it to grow our business.
Sales of a substantial number of shares of our common stock into the public market may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock.
          Sales of a substantial number of shares of our common stock in the public market, including by persons or entities holding a large number of shares of our common stock, could cause a reduction in the market price of our common stock. To the extent stockholders sell shares of common stock, the price of our common stock may decrease due to the additional shares of common stock in the market.
          Any significant downward pressure on the price of our common stock as stockholders sell their shares could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay and discourage takeover attempts that stockholders may consider favorable.
          Certain provisions of our amended and restated certificate of incorporation, or certificate of incorporation, and amended and restated bylaws, or bylaws, and applicable provisions of Delaware corporate law may make it more difficult for or prevent a third party from acquiring control of us or changing our board of directors and management. These provisions include:
➢	the ability of our board of directors to issue preferred stock with voting or other rights or preferences;

➢	limitations on the ability of stockholders to amend our charter documents, including stockholder supermajority voting requirements;

➢	requirements that special meetings of our stockholders may only be called by the chairman of our board of directors, our president, or upon a resolution adopted by, or an affirmative vote of, a majority of our board of directors; and

➢	advance notice procedures our stockholders must comply with in order to nominate candidates for election to our board of directors or to place stockholders’ proposals on the agenda for consideration at meetings of stockholders.
          We will also be afforded the protections of Section 203 of the Delaware General Corporation Law, which will prevent us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless board or stockholder approval were obtained. Because our board of directors approved the Indevus merger and the agreements executed in connection with the merger, Section 203 will not apply to the merger if it is approved and becomes effective.
          Any delay or prevention of a change of control transaction or changes in our board of directors or management could deter potential acquirors or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares.
Item 2. Description of Property.
     We currently lease 24,223 square feet of office and laboratory facilities at 170 N. Radnor-Chester Road; Suite 300 in Radnor, Pennsylvania, pursuant to a twelve-year lease. All of our tangible personal property, consisting mainly of computers, office furniture and lab equipment, is located at our leased office and laboratory facilities and is in good operating condition and repair (subject to normal wear and tear).
Item 3. Legal Proceedings.
     To our knowledge, we are not a party to any pending or threatened legal proceedings. To our knowledge, no governmental authority is contemplating commencing a legal proceeding in which we would be named as a party.
Item 4. Submission of Matters to a Vote of Security Holders.
     On November 14, 2006, we held our Annual Meeting of Stockholders (the “Meeting”). At the Meeting, there were 26,521,800 eligible votes and the following proposals were considered:
1.	To elect directors to the Board of Directors for a term of one (1) year and until his successor is duly elected and qualified. Each of the nominees was elected by the margin indicated:

	Number of	Number of
	Shares	Shares
Nominee	Voted For	Withheld
Mr. Nicholas Landekic	13,620,208	53
Mr. Frank Slattery, Jr.	13,620,208	53
Mr. Frank M. DeLape	13,620,208	53
Dr. William N. Kelley	13,620,208	53
Dr. Michael E. Lewis	13,620,208	53
Mr. I. Wistar Morris, III	13,600,208	20,053
Mr. Shaun F. O’Malley	13,620,208	53
2.	To approve an amendment to the our Certificate of Incorporation to classify the Board of Directors into three classes with each class having a staggered three-year term, beginning at the Annual Meeting of Stockholders in 2007. The amendment was not approved as it failed to receive the required vote of 75% of our outstanding stock.

Number of Shares	Number of Shares Voted
Voted For	Against	Abstentions
12,504,261	287,000	829,000
3.	To approve an amendment to the PolyMedix, Inc. 2005 Omnibus Equity Compensation Plan, increasing the maximum number of shares of common stock available for issuance under the Plan from 1,500,000 shares to 4,000,000 shares. The amendment was approved by the margin indicated:

Number of Shares	Number of Shares Voted
Voted For	Against	Abstentions
11,866,176	1,568,085	186,000
4.	To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006. The ratification of the appointment of the independent registered public accounting firm was approved by the margin indicated:

Number of Shares	Number of Shares Voted
Voted For	Against	Abstentions
13,620,221	0	40

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
Market Information
     Since August 18, 2006, our common stock has been traded on the OTC Bulletin Board under the symbol “PYMX”. The market for our common stock is limited and volatile. The following table sets forth the range of high and low bid quotations or high and low closing prices, as applicable, for our common stock for each of the periods indicated as reported by the OTC Bulletin Board. The prices quoted on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commissions. The OTC Bulletin Board prices listed below may not represent actual transaction prices.

	Year Ended December 31, 2006
	High	Low
Third Quarter	$5.00	$4.46
Fourth Quarter	$4.60	$2.50
     Pursuant to lock-up agreements executed by certain stockholders of the former PolyMedix, Inc. as part of the sale of our Series 1 Preferred Stock, holders of 10,631,800 shares of our outstanding common stock are prohibited from selling, assigning or other offers or arrangements to otherwise transfer such shares of common stock until May 8, 2007.
     As of the date hereof, 15,605,000 shares of our common stock (including common shares resulting from conversion of Series 1 Preferred Stock) are eligible for resale under Rule 144 of the Securities Act of 1933, subject to certain volume limitations, manner of sale provisions, notice requirements and the availability of current public information about us.
     Holders of approximately 7,483,000 outstanding shares of our Series 1 Preferred Stock have rights, subject to certain conditions, to require us to include the shares of common stock issuable upon conversion of such shares of Series 1 Preferred Stock in registration statements that we may file for ourselves or other stockholders. In addition, the holder of outstanding warrants to purchase 2,822,000 shares of common stock has these same rights with respect to the shares of common stock issuable upon exercise of these warrants.
Holders of Record
     As of December 31, 2006, there were approximately 500 holders of record of shares of Common Stock.
Dividends
     Since our reincorporation in Delaware in March 24, 2005, we have not paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends on our common stock in the foreseeable future.
     The holders of our Series 1 Preferred Stock are entitled to receive an annual dividend, payable in shares of Series 1 Preferred Stock or cash, at the option of our Board of Directors, at an annual rate of 6%. We are not permitted to pay cash dividends on our common stock until all accrued and unpaid dividends on our Series 1 Preferred Stock are paid in full. On December 31, 2006, we paid in shares of Series 1 Preferred Stock all accrued dividend as of that date.

Recent Sales of Unregistered Securities
     The following table provides information about the sales of unregistered securities since for the past three years.

			Total Offering			Exemption from
Date of Sale	Title of Security	Amount	Price		Purchasers	Registration Claimed

Dec. 2006	Series 1 Preferred Convertible Stock	462,294 shares		(1)	Accredited investors (6)	Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder
Nov. 2005 — Feb. 2006	Series 1 Preferred Convertible Stock	7,055,000 shares	$21,165,000		Accredited investors (6)	Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder

Nov. 2005 — Feb. 2006	Warrant to Purchase Common Stock	2,822,000 shares	—	(2)	Accredited investor (6)	Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder
Aug. 2005 — Dec. 2006	Common Stock and Options to Purchase Common Stock	4,305,667	—	(3)	Directors, officers, employees and consultants	Rule 701 promulgated under the Securities Act of 1933

Nov. 2004	Series B Preferred Stock	3,312,000 shares	$4,140,000		Accredited investors (6)	Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder
Feb. 2004 — Feb. 2005	Common Stock	618,000 shares	—	(4)	Directors, officers, employees and consultants	Rule 701 promulgated under the Securities Act of 1933

Jan. 2005 — Dec. 2006	Common Stock	596,000 shares	—	(5)	Directors, officers, employees and consultants	Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder

(1)	Represents unregistered securities issued as dividends on Series 1 Preferred Stock.

(2)	Issued to Fordham Financial Management, Inc. as partial consideration for placement agent services rendered in connection with our private placement of 7,055,000 shares of Series 1 Preferred Stock resulting in gross proceeds of $21,165,000.

(3)	Issued pursuant to the PolyMedix, Inc. 2002 Equity Compensation Plan and the PolyMedix, Inc. 2005 Omnibus Equity Compensation Plan as an incentive to our directors, officers, employees and consultants. We received no cash consideration for the incentive grants.

(4)	Represents common and restricted common stock incentive grants to directors, officers, employees and consultants made pursuant to the PolyMedix Pharmaceuticals, Inc. 2002 Equity Compensation Plan. We received no cash consideration for the incentive grants.

(5)	Represents common and restricted common stock incentive grants to our directors, officers, employees and consultants. We received no cash consideration for the incentive grants.

(6)	As defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Equity Compensation Plan Information

(c)
	(a)		Number of securities
	Number of securities to	(b)	remaining available for
	be issued upon exercise	Weighted-average	future issuance under equity
	of outstanding options,	exercise price of	compensation plan
	warrants and rights	outstanding options,	(excluding securities
	(1) (2)	warrants and rights	reflected column (a))
Equity compensation plans approved by security holders (1)	4,305,667	$1.81	1,117,333
Equity compensation plans not approved by security holders	—	—	—
Total:	4,305,667	$1.81	1,117,333

(1)	Represents 1,423,000 and 2,882,667 shares of our common stock issuable under our 2002 Equity Compensation Plan and our 2005 Omnibus Equity Compensation Plan, respectively.

Item 6. Management’s Discussion and Analysis or Plan of Operation.
     The following discussion and analysis should be read in conjunction with the consolidated financial statements including the notes thereto. This discussion and analysis may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this Form 10-KSB.
Overview
     We are a biotechnology company focused on treating infectious diseases and cardiovascular disorders with synthetic small molecule compounds that mimic the activity of large natural protein molecules, compounds referred to as biomimetics. All of our product candidates are in preclinical development. Using our proprietary computational drug design technology, we have created novel antibiotic and Heparin and Low Molecular Weight Heparin (LMWH), antagonist drug compounds intended for human therapeutic use. The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition for the years ended December 31, 2006 and 2005.
Critical Accounting Policies and Practices
     The preparation of our Consolidated Financial Statements in conformity with U. S. generally accepted accounting principles requires management to adopt critical accounting policies and to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. These critical accounting policies and estimates have been reviewed by our Audit Committee. The principal items in our Consolidated Financial Statements reflecting critical accounting policies or requiring significant estimates and judgments are as follows:
Stock-based compensation
     From our inception, August 8, 2002, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and have, since inception, recognized equity compensation expense over the requisite service period. Beginning January 1, 2006, we adopted SFAS No. 123(R), Share Based Payment using the modified-prospective method. There was no significant impact from switching from SFAS No. 123 to SFAS No. 123(R). Since inception, we have used the Black-Scholes formula to estimate the fair value of stock options and have elected to continue to estimate the fair value of stock options using the Black-Scholes formula. The volatility and expected term assumptions have the most significant effect on the results obtained from the Black-Scholes option-pricing model. We have to date assumed that stock options have an expected life of five years, representing about half of their contractual life, and assumed common stock volatility of between 41% and 60%. Higher estimates of volatility and expected life of the option increase the value of an option and the resulting expense. Given the absence of an active market for our common stock, the fair value of our common stock has periodically been estimated using several criteria, including progress and milestones achieved in our research activities along with the price per share of our preferred and common stock offerings.
Deferred taxes
     In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon generating future taxable income during the period in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and projections for future taxable income over the periods in which the deferred tax asset items are deductible. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss, or NOL, and research and experimentation credit carryforward available in any given year upon the occurrence of certain events, including significant changes in ownership interest. Generally, a change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on that company’s ability to utilize its NOL carryforwards and tax credits from the tax periods prior to the ownership change. The rules providing for the definition of an ownership change are complex and we must perform a study to determine if we have undergone a change in ownership. We believe that we have undergone an ownership change and are subject to an annual limitation on the use of our NOL carryforwards pursuant to these provisions. At of each of December 31, 2006 and 2005, we have concluded that a full valuation allowance is necessary for deferred tax assets. See financial statement Note 4.

Results of Operations
Year ended December 31, 2006 compared to year ended December 31, 2005
     Since inception, our only revenues have been from grants and other research arrangements. Grant and research revenues were $821,000 and $142,000 for the years ended December 31, 2006 and 2005, respectively. The increase in grant and research revenue was attributable to funds received in connection with our advanced technology grant from the National Institute of Health, or NIH, in support of our development of our i.v. antibiotic product candidate.
     We incurred research and development expenses of $3,306,000 and $2,526,000 for the years ended December 31, 2006 and 2005, respectively. The increase was the result of increased headcount and outside laboratory research costs associated with our preclinical development and lead optimization of our antimicrobial program. Research and development costs include $205,000 and $491,000 related to stock-based compensation expense for the years ended December 31, 2006 and 2005, respectively.
     General and administrative expenses were $4,174,000 and $2,434,000 for the years ended December 31, 2006 and 2005, respectively. The increase was the result of facility, investor relations and legal costs. General and administrative costs include $934,000 and $1,196,000 related stock-based compensation expense for the years ended December 31, 2006 and 2005, respectively. Of the increase, facility, investor relations and legal costs increased by approximately $466,000, $135,000 and $329,000 respectively.
     Interest income was $693,000 and $54,000 for the years ended December 31, 2006 and 2005, respectively. The increase was a result of our increased average cash and investment balances along with increased interest rates.
Historical Cash Flows
     Operating Activities. Cash used in operating activities during the year ended December 31, 2006 increased to $4,319,000 as compared to $2,528,000 used for the year ended December 31, 2005. The increase is attributed primarily to increased research and development spending and increased general and administrative expenses.
     Investing Activities. Cash used for investing activities represents cash paid for purchases of investments and property and equipment, net of maturities of investments. During the year ended December 31, 2006, we purchased $10,810,000 of investments, of which $5,000,000 matured during 2006. We had no investment activity during 2005. During the years ended December 31, 2006 and 2005, property and equipment purchases were $274,000 and $76,000, respectively.
     Financing Activities. We have financed our operating and investing activities primarily from the proceeds of private placements of common and preferred stock. During the years ended December 31, 2006 and 2005, we received $3,720,000 and $14,186,000, respectively, in net proceeds of such issuances of stock.
Year ended December 31, 2005 compared to year ended December 31, 2004
     Grant and research revenues were $142,000 and $358,000 for the years ended December 31, 2005 and 2004, respectively. The decrease in grant and research revenue was attributable to decreased grant funds available from the National Institute of Health, or NIH, for our research activities.
     Research and development expenses were $2,526,000 and $1,352,000 for the years ended December 31, 2005 and 2004, respectively. The increase was the result of increased headcount and outside laboratory research costs associated with our preclinical development and lead optimization of our antimicrobial program. Research and development costs include $491,000 and $339,000 related to stock-based compensation expense for the years ended December 31, 2005 and 2004, respectively.
     General and administrative expenses were $2,434,000 and $603,000 for the years ended December 31, 2005 and 2004, respectively. The increase was the result of higher stock-based compensation, patent, accounting and personnel costs. General and administrative costs include $1,196,000 and $6,000 related to stock-based compensation expense for the years ended December 31, 2005 and 2004, respectively. Of the increase, patent, accounting and personnel costs increased by approximately $178,000, $151,000 and $70,000, respectively.
     Interest income was $54,000 and $7,000 for the years ended December 31, 2005 and 2004, respectively. The increase was a result of our increased average cash balance along with increased interest rates.

Historical Cash Flows
     Operating Activities. Cash used in operating activities during the year ended December 31, 2005 increased to $2,528,000 as compared to $1,378,000 used for the year ended December 31, 2004. The increase is attributed primarily to increased research and development spending and increased general and administrative expenses.
     Investing Activities. Cash used for investing activities represents cash paid for purchases of property and equipment. During the year ended December 31, 2005 and 2004 property and equipment purchases were $76,000 and $119,000, respectively.
     Financing Activities. During the year ended December 31, 2005, we received $14,186,000 in net proceeds of such issuances of stock, compared to $4,100,000 in proceeds received during the year ended December 31, 2004.
Liquidity and Capital Resources
     As of December 31, 2006 and December 31, 2005, we had cash and investment balances of approximately $14,529,000 and $15,287,000, respectively, and total liabilities of approximately $1,396,000 and $613,000, respectively. The decrease in our cash balance was attributable to cash used to fund ongoing operations, partially offset by proceeds realized from the sale of our Series 1 Convertible Preferred stock during the first quarter of 2006. During the fourth quarter of 2005, we received proceeds, net of fees and expenses, of $14,186,000 from the sale of our Series 1 Convertible Preferred Stock. In the first quarter of 2006, we received proceeds, net of fees and expenses, of $3,720,000 from the sale of the remainder of the Series 1 Convertible Preferred stock.
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
     We believe our current cash and investment balances are adequate to fund operations at least through 2007 if other factors do not negatively impact our cash and investment balances. We do anticipate requiring additional capital to fund our operations beyond 2007 and expect to seek additional capital to fund the research, development and commercialization of our product candidates.
     Our future short and long-term capital requirements will depend on numerous factors, including continued progress and increased spending in our research and development activities, higher general and administrative expenses associated with becoming a reporting company, and other operational costs and expenses. To achieve operating profits, we, alone or with others, must successfully identify, develop and market product candidates. In the near-term, we do not expect to generate meaningful revenues from any source other than research grants. In addition to continued progress in our research and development activities, other factors which cannot be quantified and many of which we cannot control will also impact our short and long-term capital requirements, including: prosecuting and enforcing patent claims, technological and market developments, the ability to establish product development arrangements, the cost of manufacturing development, effective marketing activities and arrangements, and licensing or acquisition activity.
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
     We are subject to many risks associated with early-stage businesses, including the above-discussed risks associated with the ability to raise capital. Please see the section entitled “Risk Factors” for more information regarding risks associated with our business.

Plan of Operation
     Over the next 12 months and going forward, we intend to pursue the following five research and development programs:
➢	i.v. antibiotic;

➢	Heparin and LMWH antagonist;

➢	topical ophthalmic antibiotic;

➢	oral antibiotic; and

➢	antimicrobial polymers for biomaterials applications.
     We are currently conducting advanced preclinical development and lead optimization for our i.v. antibiotic and our Heparin and LWMH antagonist product candidates and evaluating the best commercial and medical opportunities for these products. We plan to submit IND applications for our i.v. antibiotic and our Heparin and LMWH antagonist product candidates in 2007. During the next 12 months, we anticipate spending approximately $8,000,000 in research and development costs directly related to these two IND programs. We estimate that it will cost at least $50 million in direct development costs over 48-60 months to file an NDA and thus bring to market each of our i.v. antibiotic product candidate and our Heparin and LMWH antagonist product candidate ($100 million for both product candidates). Our general commercialization strategy for these product candidates, if regulatory approval is obtained, is to:
➢	build an infectious disease and acute cardiovascular business with a specialty sales force to market these product candidates to hospitals in North America; and

➢	explore primary care and international sales opportunities for these products by out-licensing the sales and marketing of such product candidates to companies with primary care and/or international pharmaceutical market experience.
     We also intend to conduct pre-clinical development of our antibiotic compounds for both topical and oral antibiotic applications. The primary topical application is an opthalmic topical antibiotic for the treatment of eye infections and the primary oral application is a non-absorbed oral antibiotic for the treatment of gastrointestinal infections. Subject to securing additional financing, we expect to file additional IND applications for the ophthalmic topical and non-absorbed oral antibiotic indications.
     We are also evaluating our antibiotic compounds for a number of other topical applications, including topical antibiotic use for skin structure infections, oral healthcare applications for treatment of periodontal disease, a type of gum disease, topical treatment for ear infections, topical treatment of fungal infections, topical treatment of acne, and a variety of non-therapeutic applications in personal care and materials applications.
     Similarly, as sufficient resources become available, we plan to pursue development of an angiogenesis inhibitor for use in fighting age related macular degeneration (AMD) and cancer. This development program will either be in cooperation with partners through joint venture or out-licensing arrangements or on our own, depending on our financial resources. If we pursue out-licensing arrangements, we would focus on generating a limited core of basic enabling data to support our efforts to license this product candidate to an out-licensing partner who will continue research and development efforts in developing marketable products.
     To date we have only conducted preliminary experiments with our antimicrobial polymers for biomaterials applications and we do not currently plan to conduct advanced development of these product candidates in the foreseeable future. We intend to focus on generating a limited core of basic enabling data to support our efforts to license these product candidates to out-licensing partners who will continue research and development efforts in developing marketable products.
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

     In the near-term, we expect to continue to incur significant and increasing operating losses as a result of the research and development expenses we expect to incur in developing our product candidates and the general and administrative expenses we expect to incur as a reporting company under the Securities Exchange Act of 1934, as amended. Additionally, we do not expect to generate any revenues from sources other than research grants for the foreseeable future.
     While we believe our current cash and investment balances are adequate to fund our operations at least through 2007, we will require additional capital resources, including the net proceeds from additional equity and debt financing transactions, in order to adequately fund our research and development activities beyond 2007. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors, many of which we cannot control, including:
➢	continued progress of and increased spending related to our research and development activities, including our plan to hire additional research and development employees;

➢	progress with preclinical experiments and clinical trials;

➢	increased general and administrative expenses related to our becoming a reporting company; prosecuting and enforcing patent claims;

➢	technological and market developments;

➢	the ability to establish product development arrangements;

➢	the cost of manufacturing development;

➢	effective marketing activities and arrangements; and

➢	licensing activity.
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
Commitments and Contingencies
     As described above, we believe our current cash and investment balances are adequate to fund operations, including the following commitments and contingencies, at least through 2007 if other factors do not negatively impact our cash and investment balances.
Lease Agreements
     Capital Lease. In December 2006, we entered into a lease agreement for laboratory equipment. The initial obligation under this capital lease was $103. This equipment lease is for three years, at 9.5%. One payment of $4 was made during 2006, with $3 going towards principal and $1 recorded as interest expense. Our annual future lease payments under this capital lease are as follows:

Capital Lease
2007	$40
2008	40
2009	35

Total lease payments	$115

     Operating Lease. In June 2006, we entered into an operating lease agreement for 24,223 square feet of combined office and laboratory space located in Radnor, Pennsylvania. The initial term of the lease is 12 years. Payments under the lease commenced on December 1, 2006. Our annual future minimum lease payments under this non-cancelable operating lease are as follows:

Operating Leases
2007	$298
2008	398
2009	497
2010	589
2011	667
Thereafter	5,001

Total minimum lease payments	$7,450

     Prior to the commencement of our current operating lease for our Radnor Facility, we leased approximately 3,500 square feet of combined office and laboratory space on a month-to-month basis in Philadelphia, Pennsylvania. Rent expense was $559, $109, $13, and $638 for the years ended December 31, 2006, 2005, and 2004 and for the period from August 8, 2002 (Inception) to December 31, 2006, respectively.
Patent License Agreements
     University of Pennsylvania. In January 2003, we entered into a Patent License Agreement with the University of Pennsylvania, or Penn. Under the terms of the agreement, we were granted an exclusive, worldwide royalty-bearing license to make and sell products utilizing seven of Penn’s issued or pending patents for the life of such patents. One issued patent and five patent applications cover the composition of matter on antimicrobial compounds, including small molecules, oligomers and polymers. One patent application covers the composition and use of polycatonic compounds for treating cancer. If a change-of-control event occurs, in which we transfer the license to these patents to a third party, we are acquired by another company, or we conduct an initial public offering of our securities, we are required to pay a 3% royalty on the gross sales for licensed products that are sold as pharmaceuticals and a 1.5% royalty on products sold as coatings for use in medical devices. We are permitted to sublicense the patents provided that (a) the sublicensee is prohibited from further licensing of the patents and (b) the sublicensee is subject to all of the terms of the original license granted to us. In addition, we are required to share with Penn any consideration we receive from sublicensing our patents to a third party.
     University of Massachusetts. We have entered a five-year sponsored research agreement with the University of Massachusetts, or UMass. Under the terms of this agreement, we have the exclusive option to license any intellectual property that may be generated by Dr. Gregory Tew pursuant to research sponsored under the agreement. We may exercise this option by issuing 7,500 shares of our common stock to UMass for each $100,000 of research conducted by Dr. Tew. If we exercise this option, we are also required to reimburse UMass for direct patent costs incurred by it for the patents licensed by us. We sponsored $118,000 of Dr. Tew’s research for 2006 and have agreed to sponsor $107,000 of Dr. Tew’s research for 2007.
Other
     Agreements with Employees. We have entered into employment agreements with various executives. These agreements provide for severance arrangements and accelerated vesting of equity compensation awards in the event that the executive is terminated by us other than for cause or disability or if the executive resigns or good reason.
     Credit Line. In April 2006, we entered into a line of credit agreement with a financial institution. This line of credit provides for monthly interest-only payments at a variable per annum rate of 3% plus the 30-day LIBOR rate. The amount available under this line of credit ranges from 85% to 92% of cash and investments pledged as collateral, based upon the amount and security type. There is currently no outstanding balance on this line of credit. In June 2006, we entered into a letter of credit agreement with the same financial institution to secure our payment obligations under our facility operating lease. This letter of credit is for $1,400, expires on December 31, 2007 and is secured by our credit line.
Recently Issued Accounting Pronouncements
In September 2006, the Securities Exchange Commission Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement are material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006, or our fiscal year ended December 31, 2006 in our case), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than including the adjustment in the current year income statement. Upon completing our evaluation of the requirements of SAB No. 108, we determined it did not affect our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by us in the first quarter of fiscal year 2008. We are unable at this time to determine the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are unable at this time to determine the effect that the adoption of SFAS 159 may have on our consolidated results of operations and financial condition.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we are required to adopt it in the first quarter of fiscal year 2007. We do not expect that the adoption of FIN 48 will have a material impact on our consolidated financial statements.
Item 7. Financial Statements.
     Our consolidated financial statements, accompanying notes and Report of Independent Registered Public Accounting Firm are attached to this Annual Report on Form 10-KSB beginning on page F-1 and are incorporated herein by reference.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 8A. Controls and Procedures
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
Item 8B. Other Information
          On November 8, 2006, we announced the appointment of R. Eric McAllister, M.D., Ph.D., as our Vice President, Clinical Development and Chief Medical Officer. Pursuant to the terms of his employment arrangement, Dr. McAllister will receive an annual base salary of $280,000, subject to adjustment by our Board of Directors and the Compensation Committee of our Board of Directors. Dr. McAllister was granted options to purchase 400,000 shares of our common stock. These options vest at 50% on Dr. McAllister’s second anniversary date with the remainder vesting monthly over his third and fourth years. In addition, Dr. McAllister is eligible to a discretionary cash bonus based on his performance and our company’s performance. For 2007, Dr. McAllister is eligible to receive a cash bonus for his individual performance of (i) 5% of his base salary for each of the first, second, and third IND’s or similar regulatory applications filed for polymeric biomaterials and (ii) 2% of his base salary for each $1 million of grant income we receive from grants authored by Dr. McAllister. The maximum cash bonus for Dr. McAllister for 2007 will not exceed 100% of his base salary. Further, Dr. McAllister will receive various relocation and other company benefits, as well as certain severance payments and benefits in the event his employment is terminated under certain circumstances.

PART III
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.
     The information required by this item is incorporated herein by reference to the similarly named sections in our definitive proxy statement for the 2007 annual meeting of shareholders.
Code of Conduct
     We adopted a Code of Business Conduct and Ethics (“Code of Ethics”) applicable to our principal executive officer and principal financial and accounting officer and any persons performing similar functions. In addition, the Code of Ethics applies to our employees, officers, directors, agents and representatives. The Code of Ethics requires, among other things, that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in our best interest.
     The Code of Ethics includes procedures for reporting violations of the Code of Ethics. In addition, the Sarbanes-Oxley Act of 2002 requires companies to have procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Code of Ethics is intended to comply with the rules of the SEC and AMEX and includes these required procedures. The Code of Ethics is available on our website at www.polymedix.com (under “Investors”). We have also filed the Code of Ethics as Exhibit 14 to this Annual Report on Form 10-KSB for the year ended December 31, 2006.
Item 10. Executive Compensation.
     The information required by this item is incorporated herein by reference to the similarly named sections in our definitive proxy statement for the 2007 annual meeting of shareholders.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information required by this item is incorporated herein by reference to the similarly named sections in our definitive proxy statement for the 2007 annual meeting of shareholders.
Item 12. Certain Relationships and Related Transactions, and Director Independence.
     The information required by this item is incorporated herein by reference to the similarly named sections in our definitive proxy statement for the 2007 annual meeting of shareholders.
Item 13. Exhibit Index.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Registrant. (1)

3.2	Certificate of Designations of Registrant’s Series 1 Convertible Preferred Stock. (1)

3.3	Amendment to the Amended and Restated Certificate of Incorporation of Registrant. (1)

3.4	Amended and Restated By-Laws of Registrant. (1)

3.5	Amendment to Amended and Restated By-Laws of Registrant. (1)

4.1	Form of Subscription Agreement between the Registrant and each purchaser of Registrant’s Series 1 Convertible Preferred Stock, dated as of various dates from November 8, 2005 to February 15, 2006. (1)

4.2	Form of Common Stock Purchase Warrant issued to Fordham Financial Management, Inc. on November 8, 2005, December 8, 2005, January 10, 2006 and February 15, 2006. (1)

Exhibit No.		Description of Exhibit
10.1		Patent License Agreement, dated January 3, 2003, between the Registrant and the University of Pennsylvania. (1)

10.2		Letter Agreement, dated December 23, 2003, amending the Patent License Agreement, dated January 3, 2003, between the Registrant and the University of Pennsylvania. (1)

10.3		Software License Agreement, dated May 30, 2003, between the Registrant and the University of Pennsylvania. (1)

10.4		Exclusive License Agreement, dated January 2, 2005, between the Registrant and the University of Massachusetts. (1)

10.5	**	Employment Agreement, dated July 30, 2002, between Nicholas Landekic and the Registrant. (1)

10.6	**	Employment Agreement, dated December 5, 2005, between Edward Smith and the Registrant. (1)

10.7	**	Employment Agreement, dated May 21, 2003, between Dawn P. Eringis and the Registrant. (1)

10.8	**	Employment Agreement, dated March 28, 2003, between Richard Scott, Ph.D. and the Registrant. (1)

10.9		Letter Agreement, dated February 25, 2004, between Dr. William DeGrado and the Registrant. (1)

10.10		Lab/Office Space License Agreement for 3701 Market Street, dated February 22, 2006, between the Registrant and the University City Science Center.(1)

10.11		Pennsylvania Full-Service Lease Agreement for 170 N. Radnor-Chester Road; Suite 300, Radnor, PA 19087, dated May 26, 2006, between the Registrant and the Radnor Properties— SDC, L.P. (2)

10.12		Financial Consulting Agreement, dated November 8, 2005, between the Registrant and Fordham Financial Management, Inc. (1)

10.13	**	2005 Omnibus Equity Compensation Plan of the Registrant. (3)

10.14	**	2002 Equity Compensation Plan of the Registrant (3)

10.15	**	Form of Incentive Stock Option Agreement. (1)

10.16	**	Form of Nonqualified Stock Option Agreement. (1)

10.17		Sponsored Research Agreement, dated January 5, 2004, between the Registrant and the University of Massachusetts. *

10.18		Merrill Lynch Loan Management Account Agreement, dated April 13, 2006, between the Registrant and Merrill Lynch Bank USA. (2)

10.19	**	Employment Agreement, dated October 19, 2006, between R. Eric McAllister and the Registrant. *

12.1
Agreement and Plan of Merger and Reorganization, dated October 6, 2005, among the Registrant, PolyMedix Merger Sub, Inc., PolyMedix Pharmaceuticals, Inc. and those stockholders of Registrant identified on Exhibit A thereto. (1)

14.1		Code of Ethics & Business Conduct Guidelines.*

21		List of Subsidiaries*

23.1		Consent of Independent Registered Public Accounting Firm.*

31.1		CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2		CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

**	Management contract or compensatory arrangement.

(1)	Filed as an Exhibit to the Registration Statement on Form 10-SB (File #000-51895) filed on April 5, 2006.

(2)	Filed as an Exhibit to Amendment No. 2 to the Registration Statement on Form 10-SB/A (File #000-51895) filed on June 19, 2006.

(3)	Filed as an Exhibit to the Registration Statement on Form S-8 (File # 333-139686)
Item 14. Principal Accountants Fees and Services.
     The information required by this item is incorporated herein by reference to the similarly named sections in our definitive proxy statement for the 2007 annual meeting of shareholders.
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PolyMedix, Inc.

March 16, 2007 Date	By:	/s/ Nicholas Landekic Nicholas Landekic
President & Chief Executive Officer
POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Nicholas Landekic and Edward F. Smith as his attorney-in-fact, with the full power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date
/s/ Nicholas Landekic Nicholas Landekic	President & Chief Executive Officer (Principal Executive Officer)	March 16, 2007
/s/ Edward F. Smith Edward F. Smith	Vice President, Finance & Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007
/s/ Frank Slattery, Jr. Frank Slattery, Jr.	Chairman of the Board of Directors	March 16, 2007
/s/ Frank M. DeLape Frank M. DeLape	Director	March 16, 2007
/s/ William N. Kelley, M.D. William N. Kelley, M.D.	Director	March 16, 2007
/s/ Michael E. Lewis, Ph.D. Michael E. Lewis, Ph.D.	Director	March 16, 2007
/s/ Shaun F. O’Malley Shaun F. O’Malley	Director	March 16, 2007

FINANCIAL STATEMENTS
POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005 AND
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
AND FOR THE PERIOD
AUGUST 8, 2002 (INCEPTION) TO DECEMBER 31, 2006
CONTENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

PolyMedix, Inc. Consolidated Balance Sheets as of December 31, 2006 and 2005	F-3

PolyMedix, Inc. Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004, and for the Period from August 8, 2002 (Inception) to December 31, 2006	F-4

PolyMedix, Inc. Consolidated Statements of Changes in Stockholders’ Equity from August 8, 2002 (Inception) to December 31, 2006	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004, and for the Period from August 8, 2002 (Inception) to December 31, 2006	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PolyMedix, Inc.
Philadelphia, Pennsylvania
     We have audited the accompanying consolidated balance sheets of PolyMedix, Inc. and its subsidiary (a development stage company) (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and for the period from August 8, 2002 (Inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, and for the period from August 8, 2002 (Inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 19, 2007

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$8,601	$15,287
Short-term investments	5,928	—
Prepaid expenses and other current assets	60	21

Total current assets	14,589	15,308

Property and Equipment:
Computers	189	31
Office furniture and lab equipment	479	181
Accumulated depreciation	(115)	(52)

Total property and equipment	553	160

TOTAL ASSETS	$15,142	$15,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$498	$142
Accrued expenses	473	471
Short-term portion of capital lease obligation	31	—

Total current liabilities	1,002	613

Deferred rent	325	—
Long-term portion of capital lease obligation	69	—

Total liabilities	1,396	613

Commitments and contingencies	—	—

Stockholders’ Equity:
Series 1 Preferred Stock ($0.001 par value; 10,000 shares authorized; 7,483 and 5,589 issued and outstanding at December 31, 2006 and 2005, respectively) (Liquidation value $22,450 and $16,895 at December 31, 2006 and 2005, respectively)	7	6
Common Stock ($0.001 par value; 40,000 shares authorized; 12,480 and 12,382 issued and outstanding at December 31, 2006 and 2005, respectively)	12	12
Additional paid-in capital	27,437	24,216
Unearned stock-based compensation	—	(1,636)
Deficit accumulated during the development stage	(13,709)	(7,743)
Unrealized loss on available for sale securities	(1)	—

Total stockholders’ equity	13,746	14,855

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,142	$15,468

The accompanying notes are an integral part of these consolidated financial statements.

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 AND
PERIOD FROM AUGUST 8, 2002 (INCEPTION) THROUGH DECEMBER 31, 2006
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

				For the period
				August 8, 2002
				(Inception) to
	Years ended December 31,			December 31,
	2006	2005	2004	2006

Revenues:
Grant and research revenues	$821	$142	$358	$1,321

Total revenues	821	142	358	1,321

Operating Expenses:
Research and development	3,306	2,526	1,352	7,862
General and administrative	4,174	2,434	603	7,926

Total operating expenses	7,480	4,960	1,955	15,788

Other Income:
Interest income	693	54	7	758

Total other income	693	54	7	758

Net loss	$(5,966)	$(4,764)	$(1,590)	$(13,709)

Dividends on Series 1 preferred stock	(2,899)	(127)	—	(3,026)

Net loss attributable to common stockholders	$(8,865)	$(4,891)	$(1,590)	$(16,735)

Net loss per common share — basic and diluted	$(0.72)	$(1.07)	$(0.72)

Weighted average common shares outstanding — basic and diluted	12,240	4,569	2,222

The accompanying notes are an integral part of these consolidated financial statements.

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FROM AUGUST 8, 2002 (INCEPTION) THROUGH DECEMBER 31, 2006
(IN THOUSANDS)

							Deficit	Unrealized
							Accumulated	loss on
						Unearned	During the	available on	Total
	Common Stock		Preferred Stock		Additional	Stock-Based	Development	sale	Stockholders’
Description	Shares	Amount	Shares	Amount	Paid-In Capital	Compensation	Stage	securities	Equity

Balance at August 8, 2002	—	$—	—	$—	$—	$—	$—	$—	$-
Issuance of common stock	800	1	—	—	19	—	—	—	20
Issuance of Series A preferred stock	—	—	920	1	229	—	—	—	230
Issuance of restricted common stock grants	1,152	1	—	—	28	(29)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	—	(162)	—	(162)

Balance at December 31, 2002	1,952	$2	920	$1	$276	$(27)	$(162)	$—	$90
Issuance of Series A-1 preferred stock	—	—	1,000	1	224	—	—	—	225
Issuance of Series A preferred stock	—	—	497	1	124	—	—	—	125
Issuance of Series B preferred stock	—	—	1,328	1	1,659	—	—	—	1,660
Issuance of common stock	432	1	—	—	10	—	—	—	11
Issuance of restricted common stock grants	227	—	—	—	5	(6)	—	—	(1)
Amortization of stock-based compensation	—	—	—	—	—	9	—	—	9
Net loss	—	—	—	—	—	—	(1,227)	—	(1,227)

Balance at December 31, 2003	2,611	$3	3,745	$4	$2,298	$(24)	$(1,389)	$—	$892
Issuance of Series B preferred stock	—	—	3,312	3	4,097	—	—	—	4,100
Issuance of common stock grants to non-employees in exchange for services	518	—	—	—	336	—	—	—	336
Amortization of stock-based compensation	—	—	—	—	—	8	—	—	8
Net loss	—	—	—	—	—	—	(1,590)	—	(1,590)

Balance at December 31, 2004	3,129	$3	7,057	$7	$6,731	$(16)	$(2,979)	$—	$3,746
Proceeds from Series B subscription receivable	—	—	—	—	40	—	—	—	40
Issuance of common stock grants to non-employees in exchange for services	196	—	—	—	127	—	—	—	127
Issuance of common stock grants	500	1	—	—	325	—	—	—	326
Issuance of stock option grants	—	—	—	—	2,855	(2,855)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	1,235	—	—	1,235
Conversion of Series A and B preferred stock to common stock	7,057	7	(7,057)	(7)	—	—	—	—	—
Issuance of common stock for net assets of PolyMedix, Inc.	1,500	1	—	—	(2)	—	—	—	(1)
Issuance of Series 1 preferred stock	—	—	5,589	6	14,140	—	—	—	14,146
Net loss	—	—	—	—	—	—	(4,764)	—	(4,764)

Balance at December 31, 2005	12,382	$12	5,589	$6	$24,216	$(1,636)	$(7,743)	$—	$14,855
Reclassification of unearned compensation on nonvested stock balance upon adoption of SFAS No. 123(R)	—	—	—	—	(1,636)	1,636	—	—	—
Issuance of Series 1 preferred stock	—	—	1,466	1	3,719	—	—	—	3,720
Issuance of common stock grants to non-employees in exchange for services	30	—	—	—	45	—	—	—	45
Amortization of stock-based compensation	—	—	—	—	1,093	—	—	—	1,093
Conversion of Series 1 preferred stock to common stock	68	—	(34)	—	—	—	—	—	—
Dividends paid on Series 1 preferred stock	—	—	462	—	—	—	—	—	—
Unrealized loss on available on sale securities	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	(5,966)	—	(5,966)

Balance at December 31, 2006	12,480	$12	7,483	$7	$27,437	$—	$(13,709)	$(1)	$13,746
The accompanying notes are an integral part of these consolidated financial statements.

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 AND
PERIOD FROM AUGUST 8, 2002 (INCEPTION) THROUGH DECEMBER 31, 2006
(IN THOUSANDS)

				For the period
				August 8, 2002
	Years ended December 31,			(Inception) to
	2006	2005	2004	2006
Cash Flows from Operating Activities:
Net loss	$(5,966)	$(4,764)	$(1,590)	$(13,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	64	38	12	115
Accretion of discount on investment securities	(118)	—	—	(118)
Stock-based compensation	1,139	1,687	345	3,181
(Increase) decrease on prepaid expenses and other current assets	(39)	23	(44)	(60)
Increase (decrease) on accounts payable, accrued expenses and deferred rent	601	488	(101)	1,214

Net cash used in operating activities	(4,319)	(2,528)	(1,378)	(9,377)

Cash Flows from Investing Activities:
Cash paid for property and equipment	(274)	(76)	(119)	(485)
Purchases of investments	(10,810)	—	—	(10,810)
Proceeds from maturities of investments	5,000	—	—	5,000

Net cash used in investing activities	(6,084)	(76)	(119)	(6,295)

Cash Flows from Financing Activities:
Net proceeds from issuance of stock	3,720	14,186	4,100	24,276
Principal payments on capital lease obligations	(3)	—	—	(3)

Net cash provided by financing activities	3,717	14,186	4,100	24,273

Net increase (decrease) in cash and cash equivalents	(6,686)	11,582	2,603	8,601

Cash and cash equivalents — beginning of year	15,287	3,705	1,102	—

Cash and cash equivalents — end of year	$8,601	$15,287	$3,705	$8,601

				$—

Non-Cash Investing Activities:
Capital expenditures acquired on account	$83	$1	$10	$83
Property and equipment acquired under capital lease	$103	$—	$—	$103

Non-Cash Financing Activities:
Stock dividend paid on Series 1 preferred stock	$3,026	$—	$—	$3,026
Warrants issued to placement agent	$446	$1,703	$—	$2,149
Stock subscription receivable	$—	$—	$40	$40
Capital lease obligation	$103	$—	$—	$103
The accompanying notes are an integral part of these consolidated financial statements.

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005 AND
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
AND FOR THE PERIOD
AUGUST 8, 2002 (INCEPTION) TO DECEMBER 31, 2006
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
In these consolidated financial statements, “PolyMedix,” “we,” “us” and “our” refer to PolyMedix, Inc. and “Common Stock” refers to PolyMedix’s common stock, par value $0.001 per share.
NOTE 1 — ORGANIZATION AND BUSINESS ACTIVITIES
We are a development stage biotechnology company focused on treating infectious diseases and cardiovascular disorders with small molecule compounds that mimic the natural activity of proteins (biomimetics). Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing of our product candidates, exploring marketing channels and recruiting personnel. On November 8, 2005, we were recapitalized pursuant to a reverse merger (see Note 5).
We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. While we believe our current cash and investment balances are adequate to fund our operations at least through 2007, we will require additional capital resources, including the net proceeds from additional equity and debt financing transactions, in order to adequately fund our research and development activities beyond 2007. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors.
We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through December 31, 2006 aggregated $13,709, and we expect to continue to incur substantial losses in future periods.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of PolyMedix, Inc. and its wholly owned subsidiary PolyMedix Pharmaceuticals, Inc. All intercompany accounts and transactions have been eliminated in consolidation.
Development Stage Company
We are considered to be in the development stage as defined in Statements of Financial Accounting Standards (SFAS) No.7, “Accounting and Reporting by Development Stage Enterprises”. We have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the value of our common stock, preferred stock and stock options.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of cash in banks and money market funds.

Short-Term Investments
Investments purchased with a maturity of more than three months, and which mature less than twelve months from the balance sheet date, are classified as short-term investments. We generally hold investments to maturity, however, since we may, from time to time, sell securities to meet cash requirements, we classify our investments as available-for-sale as defined by Statement of Financial Accounting Standards (“SFAS”), No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are carried at market value with unrealized gains and losses reported as a separate component of Stockholders’ Equity.
Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the assets; five years for computer equipment and five years for office furniture and lab equipment. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operating expenses. Depreciation expense was $64, $38, $12 and $114 for the years ended December 31, 2006, 2005 and 2004 and for the period from August 8, 2002 (Inception) to December 31, 2006, respectively.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the basis of an asset may not be recoverable. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, impairment is assessed by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If the expected future cash flows are less than the carrying value, an impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the assets.
Grant and Research Revenue
Sponsored grant and research revenues are recognized pursuant to the terms of the related agreements as work is performed, or as milestones are achieved.
Research and Development Expense
Research and development costs are expensed as incurred.
Income Taxes
We account for income taxes using the liability method as prescribed by Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.
Loss per Share of Common Stock
We calculate our earnings (loss) per share under the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires a dual presentation of “basic” and “diluted” earnings (loss) per share on the face of the income statement. Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as unvested restricted stock, stock options and warrants, which would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share allocable to common stockholders the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation. Potentially dilutive securities include our outstanding Series 1 Preferred Stock, unvested restricted stock, and options and warrants to purchase our common stock. These potentially dilutive securities are more fully described in Note 5.

Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting of comprehensive income and its components. Comprehensive income consists of reported net income or loss and other comprehensive income (i.e. other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net income or loss as reported on the statement of operations). The comprehensive loss for each of the periods presented is materially the same as the net loss in the consolidated statement of operations.
Segment Information
We report segment information in accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. We have one reportable segment operating within the United States.
Fair Value of Financial Instruments and Credit Risk
The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, investments, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.
We invest our cash in accordance with a policy objective that seeks to ensure both liquidity and safety of principal. The policy limits investments to instruments issued by the U.S. government and commercial institutions with strong investment grade credit ratings and places restrictions on maturity terms and concentrations by type and issuer.
Stock-Based Compensation
We currently sponsor equity compensation plans. Refer to Note 5. From our inception, August 8, 2002, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Beginning January 1, 2006, we adopted SFAS No. 123(R) using the modified-prospective method, and as such, prior periods have not been restated. Compensation expense is recognized over the requisite service period. The total stock-based compensation expense was $1,139, $1,687, $345 and $3,181 for the years ended December 31, 2006, 2005 and 2004 and for the period from August 8, 2002 (Inception) to December 31, 2006, respectively.
Recently Issued and Adopted Accounting Standards
In September 2006, the Securities Exchange Commission Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement are material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006, or our fiscal year ended December 31, 2006 in our case), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than including the adjustment in the current year income statement. Upon completing our evaluation of the requirements of SAB No. 108, we determined it did not affect our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by us in the first quarter of fiscal year 2008. We are unable at this time to determine the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are unable at this time to determine the effect that the adoption of SFAS 159 may have on our consolidated results of operations and financial condition.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we are required to adopt it in the first quarter of fiscal year 2007. We do not expect that the adoption of FIN 48 will have a material impact on our consolidated financial statements.
NOTE 3 — SHORT-TERM INVESTMENTS
Short-term investments consist of investment grade fixed income securities with original maturities of greater than three months. All investments are classified as “available for sale”, and are considered current assets. As of December 31, 2006, all short-term investments had maturities of less than one-year.
We had no short-term investments at or prior to December 31, 2005 and the following summarizes the short-term investments as of December 31, 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. government obligations	$5,929	$—	$(1)	$5,928
NOTE 4— PROVISION FOR INCOME TAXES
We account for income taxes using the asset and liability approach as required by FASB No. 109. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. This method also requires the recognition of future tax benefits, such as net operating loss carryforwards and research and development credits, to the extent that realization of such benefits is more likely than not.
At December 31, 2006 and 2005 deferred tax assets consisted of the following:

	2006	2005
Deferred tax assets:
Net operating loss carryforward	$4,030	$2,526
Stock compensation expense	789	498
Contribution carryforward	33	32
R & D credit carryforward	406	248
Depreciation	(7)	—
Straight-Line Rent	132
Gross deferred tax asset	5,383	3,304
Valuation allowance	(5,383)	(3,304)
Net deferred tax asset	$—	$—
We believe there is not sufficient evidence that future taxable income will be adequate to permit the realization of the future tax deductions embedded in this asset. As such, in accordance with SFAS No. 109, “Accounting for

Income Taxes”, we have established a valuation allowance to reduce the deferred tax asset since it is more likely than not that the deferred tax asset will not be realized.
The difference between the provision for (benefit from) income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before provision for (benefit from) income taxes is explained below:

				Period from
				August 8,
				2002
				(Inception) to
	Years ended December 31,			December 31,
	2006	2005	2004	2006
Loss before provision for income taxes	$(5,966)	$(4,764)	$(1,590)	$(13,709)

Tax at federal statutory rate	(2,028)	(1,620)	(540)	(4,660)
State taxes, net of federal benefit	(390)	(314)	(105)	(901)
Research and development credits	(159)	(135)	(29)	(321)
Other permanent differences	20	2	1	23
Prior year permanent differences	476	—	—	476
Change in valuation allowance	2,081	2,067	673	5,383

Provision for income taxes	$—	$—	$—	$—

We have available at December 31, 2006 $9,928 in unused operating loss carryforwards that expire between 2022 and 2026. We also have available at December 31, 2006 $406 unused research and development credit carryforwards that may provide future tax benefits and expire between 2024 and 2026.
The Tax Reform Act of 1986 contains provisions that may limit the NOL and research and development credit carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership interest. Generally, a change in ownership of a company of greater than 50% within a three-year period results in an annual limitation on that company’s ability to utilize its NOL carryforwards and tax credits from the tax periods prior to the ownership change. A study needs to be performed to determine if we have undergone a change in ownership, however, we believe that we have undergone an ownership change and are subject to an annual limitation on the use of our NOL carryforwards pursuant to these provisions.
NOTE 5— STOCKHOLDERS’ EQUITY
On November 8, 2005, we were recapitalized pursuant to a reverse merger. In the recapitalization, (i) all outstanding shares of Series A, A-1 and B preferred stock were converted into shares of common stock and (ii) all shares of common stock were split 2 for 1, whereby 5,441 shares of common stock (partially resulting from the conversion of previously outstanding Series A, A-1 and B preferred stock) outstanding immediately prior to the merger were converted into 10,882 shares of common stock immediately after the merger. The stock split has been reflected in the accompanying consolidated financial statements by retroactively restating all share and per share amounts. There were 1,500 common shares outstanding in the public shell company, BTHC II Acquisition Corp. (subsequently renamed PolyMedix, Inc.), as of the date of the merger. These shares are included as outstanding in our consolidated financial statements from November 8, 2005, the effective date of the merger, onward.
Common Stock
We are authorized to issue 40,000 shares of common stock, with a par value of $0.001, of which 12,480 and 12,382 were issued and outstanding at December 31, 2006 and 2005, respectively.
Preferred Stock
We are authorized to issue 10,000 shares of preferred stock, with a par value of $0.001, of which 7,483 and 5,589 were issued and outstanding at December 31, 2006 and 2005, respectively.

During the first quarter of 2006, we completed a private placement of Series 1 preferred stock. In connection with this private placement, commission fees, expenses and financial consulting fees of $2,725 were paid and warrants to purchase 2,822 shares of common stock at an exercise price of $1.80 per share were issued to the placement agent. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 4.45%; the contractual life of five years and volatility of 60%. The fair value of the warrants issued was estimated to be $2,149. In addition to fees and expenses paid and warrants issued to a placement agent, we incurred $574 in legal, consulting and other costs associated with the sale of the Series 1 preferred stock. Each share of Series 1 preferred stock is convertible into two shares of common stock at any time at the option of the holder. As of December 31, 2006, 34 shares of Series 1 preferred stock have converted to 68 shares of common stock. Subsequent to December 31, 2006 and through March 12, 2007, 2,868 shares of Series 1 preferred stock converted to 5,737 shares of common stock. On December 31, 2008, all outstanding shares of Series 1 preferred stock, if any, shall automatically convert on that date into common stock. Cumulative annual dividends, payable in shares of Series 1 preferred stock or cash at the option of the Board of Directors, accrue at an annual rate of 6% ($0.18 per share). Cumulative dividends were paid for dividends accrued through 2006. This dividend was paid in 462 shares of Series 1 Convertible Preferred stock which was valued at $3,026 as of the date of dividend declaration. The Series 1 Convertible Preferred Stock was convertible into 924 shares of common stock, which had a weighted average fair value of $6.55 on the dividend declaration dates. The value of the beneficial conversion feature of $1,639 is recorded as dividends on the Series 1 Preferred Stock through the earliest date that such preferred stock dividends can be converted. Shares of Series 1 preferred stock have a liquidation preference of $3.00 per share over the common stock, plus all accumulated and unpaid dividends in arrears. The shares of Series 1 preferred stock are entitled to a number of votes equal to the number of shares of common stock into which such shares are convertible. In addition, the outstanding shares of Series 1 preferred stock, voting as a separate class, shall vote (i) to authorize or issue equity securities (or any equity or debt securities convertible into equity securities) ranking senior to the Series 1 preferred stock in respect of dividends, distributions or rights upon liquidation, or (ii) to authorize or effect any capital reorganization or reclassification of any securities (or securities convertible into other securities) into our equity securities ranking senior to the Series 1 preferred stock in respect of dividends, distributions or rights upon liquidation.
Warrants
We issued warrants to purchase 2,822 shares of common stock in connection with the private placement of Series 1 preferred stock at an exercise price of $1.80 per share to the placement agent of our Series 1 Preferred Stock. These warrants expire on November 8, 2010.
Stock-Based Compensation
We maintain equity compensation plans under which grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards are granted to selected employees, non-employee directors and key advisors. Since our inception on August 8, 2002, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and have recognized equity compensation expense over the requisite service period using the Black-Scholes-Merton formula to estimate the fair value of stock options. Beginning January 1, 2006, we adopted SFAS No. 123(R) using the modified-prospective method, and as such, prior periods have not been restated. Generally, the fair value approach in SFAS No. 123(R) is similar to the fair value approach in SFAS No. 123. The adoption of SFAS No. 123(R) did not have an impact on our stock-based compensation expense for 2006, result in the recognition of a tax benefit or necessitate a cumulative or prior period adjustment to our financial statements.
The following table summarizes the total stock-based compensation expense included in our Consolidated Statements of Operations:

				Period from August
	Years Ended December 31,			8, 2002 (Inception) to
	2006	2005	2004	December 31, 2006
Research and development	$205	$491	$339	$1,038
General and administrative	934	1,196	6	2,143

Total stock-based compensation expense	$1,139	$1,687	$345	$3,181

As of December 31, 2006, there were 1,117 shares of common stock available for issuance for future equity compensation awards in connection with our equity compensation plans.
Stock Options
As of December 31, 2006, there was approximately $1,851 of total unrecognized compensation cost related to non-vested stock options, which will be amortized over the weighted average remaining service period of approximately 1.48 years. This expected cost does not include the impact of any future stock option awards. Options granted are generally exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair value on the date of grant and generally vest over terms ranging from immediately to four years. A summary of the status of our stock options as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Options	per share	Life (in years)	Value
Outstanding at beginning of period	3,453	$1.50
Granted	1,224	$2.60
Exercised	—	—
Expired	—	—
Forfeited	(401)	$1.50

Outstanding at end of period	4,276	$1.81	8.99	$2,950
Exercisable at end of period	2,503	$1.50	8.77	$2,503
A summary of the status of our stock options as of December 31, 2005 and changes during the year ended December 31, 2005 is presented below (no options were granted prior to 2005):

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Options	per share	Life (in years)	Value
Outstanding at beginning of period	—	—
Granted	3,453	$1.50
Exercised	—	—
Expired	—	—
Forfeited	—	—

Outstanding at end of period	3,453	$1.50	9.77	$0.00
Exercisable at end of period	1,203	$1.50	9.70	$0.00
The aggregate intrinsic value in the preceding tables represent the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on the last day of 2006 and 2005, respectively. Intrinsic value is determined by calculating the difference between the value of our stock on the last day of the year and the exercise price, multiplied by the number of options.
The following table summarizes the fair value of options granted during the years ended December 31, 2006, 2005 and 2004 and for the period from August 8, 2002 (Inception) to December 31, 2006, respectively.

				Period from August
	Years Ended December 31,			8, 2002 (Inception) to
	2006	2005	2004	December 31, 2006
Fair value of options granted	$1,475	$2,855	$—	$4,330
Fair value of options granted (per share)	$1.20	$0.83	$—	$0.93
     The fair value of options granted is amortized over the requisite service period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton formula with the following weighted average assumptions:

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
Range of risk free interest rates	4.30% — 4.96%	4.18% — 4.45%
Dividend yield	0%	0%
Expected volatility	41% — 60%	60%
Expected life of options (in years)	5	5
Forfeitures	0%	0%
Expected volatility and expected life for the years ended December 31, 2006 and 2005 were estimated based upon historical activity, when available, and our benchmark analysis of selected companies. The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant. We currently estimate that all of our outstanding options will vest.
Restricted Common Stock Grants
We have also issued shares of restricted common stock to selected employees, non-employee directors and key advisors. As of December 31, 2006, there was no significant unrecognized compensation cost related to non-vested restricted stock grants. This expected cost does not include the impact of any future restricted common stock awards. The restriction period for restricted stock awards was for a four year vesting period, commencing from the grant date.
A summary of the status of our unvested restricted stock awards as of December 31, 2006 and 2005 and changes during the years ended December 31, 2006, 2005, and 2004 and for the period from August 8, 2002 (Inception) to December 31, 2006, respectively, are presented below:

				Period from August
	Years Ended December 31,			8, 2002 (Inception) to
	2006	2005	2004	December 31, 2006
Restricted common stock — beginning of period	291	627	963	—
Awards Granted	—	—	—	1,464
Awards Vested	(279)	(336)	(336)	(1,367)
Awards Forfeited	—	—	—	(85)

Restricted common stock — end of period	12	291	627	12

The total grant date fair value of these awards was $34. All restricted shares awarded have grant date fair values of $0.025 per share.
Common Stock Grants
We also issued common stock grants to selected employees, non-employee directors and key advisors. For the years ended December 31, 2006, 2005, and 2004 and for the period from August 8, 2002 (Inception) to December 31, 2006, we issued common stock grants of 30, 696, 518 and 1,244 shares, respectively. The fair value and expense recognized from the issuance of common stock grants for the years ended December 31, 2006, 2005 and 2004 and for the period from August 8, 2002 (Inception) to December 31, 2006, were $45, $452, $337 and $834, respectively.
NOTE 6— COMMITMENTS AND CONTINGENCIES
Capital Lease
In December 2006, we entered into a lease agreement for laboratory equipment. The initial obligation under this capital lease was $103. This equipment lease is for three years, at 9.5%. One payment of $4 was made during 2006, with $3 going towards principal and $1 recorded as interest expense. Our annual future lease payments under this capital lease are as follows:

Capital Lease
2007	$40
2008	40
2009	35

Total lease payments	$115

Operating Lease
In June 2006, we entered into an operating lease agreement for 24,223 square feet of combined office and laboratory space located in Radnor, Pennsylvania. The initial term of the lease is 12 years. Payments under the lease commenced on December 1, 2006. Our annual future minimum lease payments under this non-cancelable operating lease are as follows:

Operating Leases
2007	$298
2008	398
2009	497
2010	589
2011	667
Thereafter	5,001

Total minimum lease payments	$7,450

Prior to the commencement of our current operating lease for our Radnor Facility, we leased approximately 3,500 square feet of combined office and laboratory space on a month-to-month basis in Philadelphia, Pennsylvania. Rent expense was $559, $109, $13, and $681 for the years ended December 31, 2006, 2005, and 2004 and for the period from August 8, 2002 (Inception) to December 31, 2006, respectively.
Patent License Agreements
University of Pennsylvania. In January 2003, we entered into a Patent License Agreement with the University of Pennsylvania, or Penn. Under the terms of the agreement, we were granted an exclusive, worldwide royalty-bearing license to make and sell products utilizing seven of Penn’s issued or pending patents for the life of such patents. One issued patent and five patent applications cover the composition of matter on antimicrobial compounds, including small molecules, oligomers and polymers. One patent application covers the composition and use of polycatonic compounds for treating cancer. If a change-of-control event occurs, in which we transfer the license to these patents to a third party, we are acquired by another company, or we conduct an initial public offering of our securities, we are required to pay a 3% royalty on the gross sales for licensed products that are sold as pharmaceuticals and a 1.5% royalty on products sold as coatings for use in medical devices. We are permitted to sublicense the patents provided that (a) the sublicensee is prohibited from further licensing of the patents and (b) the sublicensee is subject to all of the terms of the original license granted to us. In addition, we are required to share with Penn any consideration we receive from sublicensing our patents to a third party.

University of Massachusetts. We have entered a five-year sponsored research agreement with the University of Massachusetts, or UMass. Under the terms of this agreement, we have the exclusive option to license any intellectual property that may be generated by Dr. Gregory Tew pursuant to research sponsored under the agreement. We may exercise this option by issuing 7,500 shares of our common stock to UMass for each $100,000 of research conducted by Dr. Tew. If we exercise this option, we are also required to reimburse UMass for direct patent costs incurred by it for the patents licensed by us. We sponsored $118,000 of Dr. Tew’s research for 2006 and have agreed to sponsor $107,000 of Dr. Tew’s research for 2007.
Other
Agreements with Employees. We have entered into employment agreements with various executives. These agreements provide for severance arrangements and accelerated vesting of equity compensation awards in the event that the executive is terminated by us other than for cause or disability or if the executive resigns or good reason.
Credit Line. In April 2006, we entered into a line of credit agreement with a financial institution. This line of credit provides for monthly interest-only payments at a variable per annum rate of 3% plus the 30-day LIBOR rate. The amount available under this line of credit ranges from 85% to 92% of cash and investments pledged as collateral, based upon the amount and security type. There is currently no outstanding balance on this line of credit. In June 2006, we entered into a letter of credit agreement with the same financial institution to secure our payment obligations under our facility operating lease. This letter of credit is for $1,400, expires on December 31, 2007 and is secured by our credit line.