Form 10KSB/A
period 2006-12-31
POLYMEDIX INC
filed 2007-04-30
CIK 1341843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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
None.

EXPLANATORY NOTE
     This annual report on Form 10-KSB/A amends our annual report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 19, 2007, and is being filed to include the information required by Part III of Form 10-KSB. The information required by Part III is no longer being incorporated by reference to our Proxy Statement. This amendment is not intended to update any other information presented in our annual report as originally filed, except where specifically noted.

PART III
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.
     The following table sets forth the respective names, ages and positions of our executive officers and directors:

Name	Age	Position(s)
Nicholas Landekic	48	President, Chief Executive Officer and Director
Edward F. Smith	36	Vice President, Finance, Chief Financial Officer and Secretary
Dawn Eringis	43	Vice President, Business Development
R. Eric McAllister	65	Vice President, Clinical Development and Chief Medical Officer
Richard W. Scott, Ph.D.	54	Vice President, Research
Frank P. Slattery, Jr.	69	Chairman of the Board of Directors
Frank M. DeLape	53	Director
William N. Kelley, M.D.	67	Director
Michael E. Lewis, Ph.D.	55	Director
Shaun F. O’Malley	71	Director
Directors of our Company
     Nicholas Landekic. Biographical information for Mr. Landekic is set forth below under “Executive Officers of our Company.”
     Frank Slattery, Jr., 69, has served as Chairman of the Board of Directors of PolyMedix, Inc. since November 2005 and was a co-founder of PolyMedix Pharmaceuticals, Inc. where he served in the same capacity since inception in August 2002. Frank Slattery was the President, Chief Executive Officer and Director of LFC Financial Corp. from 1969 to 1994. Mr. Slattery has founded and currently serves as the Chairman of the Board of Directors of several privately held companies, including GelMed Inc., Probaris Technologies, Inc., Franklin Fuel Cells, Inc., Knite, Inc., Learned Optimism, Inc. and NanoSelect, Inc. He also currently serves as a director of Clarient, Inc., a publicly held company, as Chairman of the Board of Directors of Main Line Health Systems, Inc., a privately held company and as a Trustee of the Jefferson Health System. Mr. Slattery holds an A.B. from Princeton University and a J.D. from the Law School of the University of Pennsylvania.
     Frank M. DeLape, 53, has served as a Director of PolyMedix, Inc. since August 2005 and of PolyMedix Pharmaceuticals, Inc. since November 2005. From August 2005 to November 2005, Frank DeLape was the sole officer and director of PolyMedix, Inc., formerly BTHC II Acquisition Corp. Mr. DeLape is the Chief Executive Officer of Benchmark Equity Group, Inc., a position he has held since 1994. Benchmark is a boutique merchant banking firm that focuses as facilitators and financial managers for emerging companies. Mr. DeLape is also the Managing Partner of Gemini Growth Fund, LP. Gemini Growth Fund, LP is a Small Business Investment Company licensed by the U.S. government. Mr. DeLape was Chairman of the Board of Directors of Isolagen, Inc. from August 2001 to October 2005 and was the Chief Executive Officer of Isolagen, Inc. from May 2005 to October 2005. Mr. DeLape attended the United States Naval Academy.
     William N. Kelley, M.D., 67, has served as a Director of PolyMedix, Inc. since November 2005 and of PolyMedix Pharmaceuticals, Inc. since August 2005. Dr. Kelley has served as Professor of Medicine and Professor of Biochemistry and Biophysics at the School of Medicine of the University of Pennsylvania since 1989. From 1989 to 2000, Dr. Kelley served as Executive Vice President of the University of Pennsylvania with responsibilities as Chief Executive Officer for the Medical Center (and Health Systems upon its formation in 1993), Dean of the School of Medicine, and the Robert G. Dunlop Professor of Medicine and Biochemistry and Biophysics. From 1975

to 1989, Dr. Kelley was the John G. Searle Professor and Chair of the Department of Internal Medicine and Professor of Biological Chemistry at the University of Michigan. Prior to joining the faculty at the University of Michigan, Dr. Kelley was Professor of Medicine at Duke University Medical Center. Dr. Kelley currently serves as a director of Merck & Co., Beckman Coulter, Inc. and GenVec, Inc., which are all publicly held companies, and Advanced Bio-Surfaces, Inc., a privately held company. During his career, Dr. Kelley has also served on the editorial boards of 13 medical journals and his bibliography includes over 260 publications, including 17 books. Dr. Kelley holds an M.D. from Emory University.
     Michael E. Lewis, Ph.D., 55, has served as a Director of PolyMedix, Inc. since November 2005 and of PolyMedix Pharmaceuticals, Inc. since its inception. Dr. Lewis has more than 30 years of scientific experience in academic and government laboratories and in several major pharmaceutical and biotechnology companies. Since 1994, Dr. Lewis has served as President of BioDiligence Partners, Inc., where he co-founded three other biotechnology companies, Cara Therapeutics, Inc., Arena Pharmaceuticals, Inc. and Adolor Corporation. Dr. Lewis has served as Chief Scientific Advisor and a director of Cara Therapeutics, Inc. since its inception in 2004. He has also served as a director of Aeolus Pharmaceuticals, Inc. since 2004. After serving as Chief Scientific Advisor of Adolor Corporation from 1994 to 1997, Dr. Lewis served as Chief Scientific Advisor of Arena Pharmaceuticals, Inc. from 1997 to 2003, and as a director from 1997 to 2000. Dr. Lewis is a co-founder of Cephalon, Inc. and served as Senior Scientist, Director of Pharmacology, and then as Senior Director of Scientific Affairs from 1988 to 1993. He supervised a molecular pharmacology research laboratory at the E.I. DuPont Co. from 1985 to 1987, and received postdoctoral training in pharmacology at the National Institutes of Health, the University of Michigan, and at the University of Cambridge. He received a Ph.D. from Clark University in 1977.
     Shaun F. O’Malley, 71, has served as a Director of PolyMedix, Inc. since January 2006. Mr. O’Malley is currently the Chairman Emeritus of Price Waterhouse LLP, a title he has held since July 1995. Prior to 1995, he served as Chairman and Senior Partner of Price Waterhouse LLP. He currently serves as a member of the Boards of Directors of the Finance Company of Pennsylvania, Philadelphia Consolidated Holdings, Inc., Federal Home Loan Mortgage Corporation, the Horace Mann Educators Corporation and The Philadelphia Contributionship. Mr. O’Malley is also a member of the Board of Trustees of the University of Pennsylvania Health System. Mr. O’Malley holds a B.S. in Economics from the Wharton School of the University of Pennsylvania.
Executive Officers of our Company
     Nicholas Landekic, 48, has served as President, Chief Executive Officer and Director of PolyMedix, Inc. since November 2005 and of PolyMedix Pharmaceuticals, Inc. where he served in the same capacity since inception in August 2002. Mr. Landekic has more than 20 years of pharmaceutical experience. From 2000 to 2002, he was President and Chief Executive Officer of Locus Discovery. From 1995 to 2000, Mr. Landekic was Senior Vice President of Corporate Development & Investor Relations at Guilford Pharmaceuticals. From 1991 to 1995, Mr. Landekic served as Senior Director of Business Development at Cephalon and, from 1998 to 1991, served as Senior Manager for Strategic Marketing at Bristol-Myers Squibb. He also held positions in Finance and Business Development at Johnson & Johnson Corporation (McNeil Pharmaceutical) from 1985 to 1988 and positions in the research laboratories at the Mt. Sinai Medical Center from 1982 to 1983. Mr. Landekic received an M.B.A. from the State University of New York at Albany, an M.S. in Biology from Indiana University and a B.S. in Biology from Marist College.
     Richard W. Scott, Ph.D., 54, has served as Vice President, Research of PolyMedix, Inc. since November 2005 and of PolyMedix Pharmaceuticals, Inc. since November 2002. Dr. Scott has approximately 20 years of biopharmaceutical industry experience. Most recently, he was Vice President of Biology at Cephalon, where he held positions of increasing responsibility from 1991 to 2001. From 1985 to 1990, Dr. Scott worked at the research laboratories of DuPont. Dr. Scott has authored more than 45 papers and book chapters, and is named on six patents. Dr. Scott holds a Ph.D. in Microbiology from the University of Pennsylvania and a B.S. in Biology from Muhlenberg College.
     R. Eric McAllister, M.D., Ph.D., 65, has served as Vice President, Clinical Development and Chief Medical Officer of PolyMedix, Inc. since November 2006. Dr. McAllister has over 25 years of industry and clinical trials experience, most recently from 2004 to 2006 as Sr. Vice President of Clinical Development at CombinatoRx Inc. Prior to that, from 2002 to 2004, Dr. McAllister was Vice President, Clinical Research with Sicor Pharmaceuticals. Dr. McAllister has held various clinical development positions with TAP Pharmaceuticals, Cholestech Inc., Bristol-Myers Squibb, G.D. Searle, and Syntex Pharmaceuticals. Dr. McAllister also spent seven years as a clinical investigator with MedStudies. He has worked on the development of such major pharmaceutical products as Lupron, Pravachol, Capoten, Kerlone, Cardene, Calan, Avandia, Actos, Teveten, and Atacand. Dr. McAllister received his M.D. from Dalhousie University, and D. Phil. (Ph.D.) degree from Oxford University, and was also a Rhodes Scholar.
     Edward F. Smith, 36, has served as Vice President, Finance and Chief Financial Officer of PolyMedix, Inc. since January 2006. Mr. Smith has over 13 years of combined biopharmaceutical industry and financial management experience. From 2000 to 2005, he was Executive Director of Finance at InKine Pharmaceutical Company, Inc. (acquired by Salix Pharmaceuticals, Ltd. in 2005). From 1993 to 1999, Mr. Smith held various positions of increasing responsibility in public accounting, most recently as a manager in the audit practice at Deloitte & Touche LLP. Mr. Smith is licensed as a Certified Public Accountant in Pennsylvania and holds a B.S. degree in Business Administration from the University of Hartford.
     Dawn Eringis, 43, has served as Vice President, Business Development of PolyMedix, Inc. since November 2005 and of PolyMedix Pharmaceuticals, Inc. since January 2003. Ms. Eringis has more than 18 years of biopharmaceutical industry experience. From 2000 to 2002, she served as Director of Business Development at Locus Discovery, and held a variety of business development positions at Guilford Pharmaceuticals from 1997 to 2000. Prior to 1997, Ms. Eringis held various chemical engineering and marketing positions with Johnson & Johnson, Proctor and Gamble, Pfizer and Rohm and Haas Company. Ms. Eringis holds an M.B.A. from The Wharton School at the University of Pennsylvania and a B.S. in Chemical Engineering from the University of Pennsylvania.
Committees of our Board of Directors
     The Board has three committees: the Audit Committee (which was established in accordance with Section 3(a)(58)(A) of the Exchange Act), the Compensation Committee, and the Governance Committee. Shaun O’Malley (Chairman), William Kelley and Frank Slattery are the current members of the Audit Committee. The Board has determined that Shaun O’Malley qualifies as an “audit committee financial expert,” as defined in the rules of the Securities and Exchange Commission (“SEC”). Mr. O’Malley is also independent under Section 121A of the American Stock Exchange (“AMEX”) Company Guide, and meets the additional independence standards set forth by Rule 10A-3 under the Securities Exchange Act of 1934 and Section 121B of the AMEX Company Guide. AMEX is the securities exchange to which we have applied for listing of our shares of Common Stock in the future. Frank DeLape (Chairman), William Kelley, and Michael Lewis are the current members of the Compensation Committee. William Kelley (Chairman), Shaun O’Malley and Frank Slattery are the current members of the Governance Committee. Charters have been adopted for all committees. On January 17, 2007, Mr. I. Wistar Morris III resigned from the Board and, accordingly, from the Audit Committee and Governance Committee.
Code of Conduct
     We adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) applicable to our principal executive officer and principal financial and accounting officer and any persons performing similar functions. In addition, the Code of Ethics applies to our employees, officers, directors, agents and representatives. The Code of Ethics requires, among other things, that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in our best interest.
     The Code of Ethics includes procedures for reporting violations of the Code of Ethics. In addition, the Sarbanes-Oxley Act of 2002 requires companies to have procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Code of Ethics is intended to comply with the rules of the SEC and AMEX and includes these required procedures. The Code of Ethics is available on our website at www.polymedix.com (under “Investors”). We also filed the Code of Ethics as Exhibit 14 to our Annual Report on Form 10-KSB for the year ended December 31, 2006, which was filed with the SEC on March 19, 2007.

Section 16(a) Beneficial Ownership Reporting Compliance
     Our directors and executive officers became subject to the filing requirements under Section 16(a) of the Exchange Act in June 2006 when our registration statement on Form 10-SB became effective. Based solely upon a review of reports of stock ownership (and changes in stock ownership) and written representations received by us, we believe that our directors and executive officers met all of their filing requirements under Section 16(a) of the Exchange Act during the year ended December 31, 2006, except that the initial statements of beneficial ownership on Form 3 for each of our directors and executive officers were not timely filed.
Item 10. Executive Compensation.
Summary Compensation Table
     The following summary compensation table sets forth information concerning compensation for services rendered in all capacities for the year ended December 31, 2006 awarded to, earned by, or paid to: (i) the individual who served as our principal executive officer (our CEO) during fiscal year 2006 and (ii) our two most highly paid executive officers (as determined based on total compensation) other than our CEO as of December 31, 2006. These individuals are referred to in this Amendment as the Named Executive Officers (or “NEO”).

				Stock	Option
		Salary	Bonus	Awards	Awards
Name and Principal Position	Year	($)	($) (1)	($) (2)	($) (3)		Total ($)
Nicholas Landekic	2006	350,000	140,000	3,375 (4)	413,107	(6)	906,482
President, Chief Executive Officer and Director
Richard W. Scott, Ph.D.	2006	250,000	50,000	1,500 (5)	68,712	(7)	370,212
Vice President, Research
Edward F. Smith	2006	200,000	50,000	—	68,896	(8)	318,896
Vice President, Finance, Chief Financial Officer and Secretary

(1)	Represents performance bonus awards earned in 2006, but paid in 2007.

(2)	This column reflects the dollar amount recognized for financial accounting reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123(R) pursuant to our equity compensation plans and, therefore, includes amounts from awards granted in and prior to 2006. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the Named Executive Officer.

(3)	This column reflects the dollar amount recognized for financial accounting reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123(R) pursuant to our equity compensation plans and, therefore, includes amounts from awards granted in and prior to 2006. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the Named Executive Officer. The assumptions used in the calculation of these amounts are described in footnote 5 to our audited financial statements for the year ended December 31, 2006 and our discussion of stock-based compensation in our annual report on Form 10-KSB filed with the Securities and Exchange Commission under “Management’s Discussion and Analysis or Plan of Operation—Critical Accounting Policies and Practices” for the year ended December 31, 2006.

(4)	This amount reflects the compensation expense incurred by us in fiscal year 2006 in connection with a grant of 720,000 shares of restricted common stock to Mr. Landekic on August 8, 2002, pursuant to our 2002 Equity Compensation Plan.

(5)	This amount reflects the compensation expense incurred by us in fiscal year 2006 in connection with a grant of 240,000 shares of restricted common stock to Dr. Scott on November 1, 2002, pursuant to our 2002 Equity Compensation Plan.

(6)	This amount reflects the compensation expense incurred by us in fiscal year 2006 in connection with option grants to Mr. Landekic to purchase 1,000,000 shares of common stock on August 11, 2005 pursuant to our

2002 Equity Compensation Plan and 500,000 shares of common stock on December 2, 2005 pursuant to our 2005 Omnibus Equity Compensation Plan.

(7)	This amount reflects the compensation expense incurred by us in fiscal year 2006 in connection with an option grant to Dr. Scott to purchase 250,000 shares of common stock on August 11, 2005, pursuant to our 2002 Equity Compensation Plan.

(8)	Represents the compensation expense incurred by us in fiscal year 2006 in connection with option grants to Mr. Smith to purchase 250,000 shares of common stock on January 2, 2006, pursuant to our 2005 Omnibus Equity Compensation Plan.
Outstanding Equity Awards
     The following table provides information on all restricted stock and stock option awards held by our NEOs as of December 31, 2006. All outstanding equity awards are in shares of our Common Stock.
Outstanding Equity Awards at 2006 Fiscal Year-End

	Option Awards (1)
	Number
	of	Number of Securities
	Securities Underlying	Underlying Unexercised
	Unexercised Options	Options
	(#)	(#)	Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable	($)	Date
Nicholas Landekic	1,000,000 (2)	—	1.50	08/10/2015
President, Chief	166,667 (3)	333,333	1.50	12/01/2015
Executive Officer and Director
Richard W. Scott, Ph.D.	250,000 (2)	—	1.50	08/10/2015
Vice President, Research
Edward F. Smith	76,389 (3)	173,611	1.50	01/01/2016
Vice President, Finance, Chief Financial Officer and Secretary

(1)	There are no restricted stock awards outstanding for any of the NEOs.

(2)	Grants with an expiration date of August 10, 2015 have a stated term of ten years and vest 50% on the date of grant and 50% on the one-year anniversary of the grant. If a “change in control” (as defined in our 2002 Equity Compensation Plan) were to occur, these options would become immediately exercisable in full.

(3)	Grants with expiration dates of December 1, 2015 and January 1, 2016 have a stated term of ten years and vest in monthly installments over a three-year period beginning after the date of grant. If a “change in control” (as defined in our 2005 Omnibus Equity Compensation Plan) were to occur, these options would become immediately exercisable in full.
Employment Contracts and Termination of Employment and
Change-in-Control Arrangements
     We extended the offer of employment to Nicholas Landekic for the position of President and Chief Executive Officer pursuant to an offer letter dated July 30, 2002, which provided that his annual salary will be at least $250,000 per year. Mr. Landekic’s base salary was increased to $370,000 as of February 2007. Mr. Landekic is eligible to receive additional compensation depending upon achievement of performance goals as established by the Board. Pursuant to the terms of his offer letter, Mr. Landekic was granted an award of restricted stock equal to 7.5% of the then-outstanding shares of our Common Stock, or 720,000 shares. The restricted stock vested in sixteen equal quarterly installments. As an “at-will” employee, Mr. Landekic’s employment can be terminated by us or by him, at any time and for any reason. In the event Mr. Landekic is terminated by us other than for “cause” or other than by reason of his “disability,” or he resigns for “good reason” (each as defined in his offer letter), Mr. Landekic will be entitled to full vesting of his stock options and restricted stock previously granted to him and a cash payment equal to two years of his then current base salary.
     We extended the offer of employment to Richard Scott for the position of Vice President, Research pursuant to an offer letter dated September 23, 2002, which provides that his annual salary will be at least $150,000 per year. Dr. Scott’s base salary was increased to $265,000 as of February 2007. Dr. Scott is eligible to receive additional compensation depending upon achievement of performance goals as established by the Board. Pursuant to the terms of the offer letter, Dr. Scott was granted an award of restricted stock equal to 2.5% of the then-outstanding Common Stock, or 240,000 shares. The restricted stock vested over sixteen equal quarterly installments. As an “at-will” employee, Dr. Scott’s employment can be terminated by us or by him, at any time and for any reason. In the event Dr. Scott is terminated by us other than for “cause” or other than by reason of his “disability,” or he resigns for “good reason” (each as defined in his offer letter), Dr. Scott will be entitled to full vesting of stock options and restricted stock previously granted to him and a cash payment equal to one year of his then current base salary.
     We extended the offer of employment to Edward Smith for the position of Vice President Finance, and Chief Financial Officer pursuant to an offer letter dated December 5, 2005, which provides that his annual salary will be at least $200,000 per year. Mr. Smith’s base salary was increased to $225,000 as of February 2007. Mr. Smith received an initial grant of 250,000 stock options, which vest in equal monthly installments over a three-year period. Mr. Smith is eligible to receive additional compensation depending upon achievement of performance goals as established by the Board. As an “at-will” employee, Mr. Smith’s employment can be terminated by us or by him, at any time and for any reason. In the event Mr. Smith is terminated by us other than for “cause” or other than by reason of his “disability” (each as defined in his offer letter), Mr. Smith will be entitled to full vesting of stock options previously granted to him and a cash payment equal to six months of then current base salary.
Compensation of Directors
     Directors who are also our employees receive no additional compensation for serving as a director or as a member of any Committee of the Board. All non-employee directors receive a fee of $1,000 per Board and Committee meeting attended and are reimbursed for expenses incurred in connection with attending Board and Committee meetings. Our Chairman of the Board receives an annual retainer of $15,000 and each Committee Chairman receives an annual retainer of $7,500.
     All new non-employee directors receive options to purchase 180,000 shares of common stock upon first becoming a member of the Board. In addition, on the date of each Annual Meeting of Stockholders, each non-employee director reelected at such Annual Meeting may, at the discretion of the entire Board, receive additional equity compensation awards. See the Director Compensation Table below for more details.
Continuing Education of Directors
     We are committed to supporting the continuing education of our directors on relevant matters. The Governance Committee will decide on a case-by-case basis the appropriate level and frequency of support to provide.
     The following Director Compensation table sets forth information concerning compensation for services rendered by directors of the Company for fiscal year 2006.

	Fees Earned or
	Paid in	Stock		Option
	Cash	Awards		Awards		Total
Name	($)	($)		($)		($)
Frank P. Slattery, Jr. Chairman	22,000	450	(1)	49,772	(3)	72,222

Frank M. DeLape	17,000	—		49,772	(3)	66,772

William N. Kelley, M.D.	22,000	45,000	(2)	49,772	(3)	116,772

Michael E. Lewis, P.h.D.	18,000	450	(1)	49,772	(3)	68,222

I. Wistar Morris, III (5)	19,000	—		49,772	(3)	68,772

Shaun F. O’Malley	16,000	—		99,214	(4)	115,214

(1)	Represents the compensation expense incurred by us in fiscal year 2006 in connection with a grant of 96,000 shares of restricted Common Stock on August 8, 2002.

(2)	Represents the compensation expense incurred by us in fiscal year 2006 in connection with a grant of 30,000 shares of restricted Common Stock on May 19, 2006.

(3)	Represents the compensation expense incurred by us fiscal year 2006 in connection with option grants to purchase 180,000 shares of Common Stock on December 2, 2005.

(4)	Represents the compensation expense incurred by us in fiscal year 2006 in connection with option grants to purchase 180,000 shares of Common Stock on January 5, 2006. The grant date fair value of this 2006 option grant was $148,822.

(5)	Mr. Morris resigned from the Board of Directors on January 17, 2007.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table shows information known to us about beneficial ownership of our common stock and Series 1 preferred stock by:
➢	each of our directors;

➢	each of our executive officers;

➢	all of our directors and executive officers as a group; and

➢	each person known by us to beneficially own 5% or more of our common stock.
     Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. Under these rules, beneficial ownership generally includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of April 20, 2007, through the exercise of any option, warrant, conversion privilege or similar right. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock that could be issued upon the exercise of outstanding options and warrants that are exercisable within 60 days of April 20, 2007 are considered to be outstanding. These shares, however, are not considered outstanding as of April 20, 2007 when computing the percentage ownership of each other person. Shares of Series 1 preferred stock are considered to be outstanding on an as-if converted basis for purposes of determining percent of ownership. The conversion ratio for the Series 1 preferred stock is two shares of common stock for one share of Series 1 preferred stock.
     To our knowledge, except as indicated in the footnotes to the following table and subject to state community property laws where applicable, all beneficial owners named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on 19,140,830 shares of common stock and 4,152,779 shares of Series 1 preferred stock outstanding as of April 20, 2007.

	Amount and Nature of		Percent of
	Beneficial Ownership		Common
Name and Address of Beneficial Owner (1)	Of common stock		Stock
Directors and Executive Officers
Nicholas Landekic	2,447,667	(2)	12.0%
Frank P. Slattery, Jr.	1,115,174	(3)	5.8%
Frank M. DeLape	1,015,584	(4)	5.3%
Richard W. Scott, Ph.D.	792,044	(5)	4.1%
Michael E. Lewis, Ph.D.	620,000	(6)	3.2%
William N. Kelley, M.D.	150,000	(6)	*
Shaun F. O’Malley	120,000	(6)	*
Edward F. Smith	121,388	(7)	*

	Amount and Nature of		Percent of
	Beneficial Ownership		Common
Name and Address of Beneficial Owner (1)	Of common stock		Stock
All Directors and Executive Officers as a Group (10 persons):	6,852,657	(8)	31.8%

Five Percent Stockholders (excludes Directors and Executive Officers set forth above):
William Baquet c/o Fordham Financial Management, Inc. 14 Wall Street New York, NY 10005	3,392,000	(9)	15.4%
I. Wistar Morris, III	1,393,350	(10)	7.2%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of all individuals and entities listed below is PolyMedix, Inc., 170 N. Radnor Chester Rd., Suite 300, Radnor, Pennsylvania 19087.

(2)	Includes 1,275,667 shares of common stock issuable upon exercise of options.

(3)	Includes 120,000 shares of common stock issuable upon exercise of options and 36,174 shares of common stock issuable pursuant to the conversion of his shares of Series 1 preferred stock.

(4)	Includes 120,000 shares of common stock issuable upon exercise of options and 325,584 shares of common stock issuable pursuant to the conversion of the Series 1 preferred stock. The shares of Series 1 preferred stock are owned by Benchmark Equity Group, Inc., of which Mr. DeLape is President and CEO. Mr. DeLape exercises investment and voting control over such shares held by Benchmark Equity Group, Inc.

(5)	Includes 254,444 shares of common stock issuable upon exercise of options.

(6)	Includes 120,000 shares of common stock issuable upon exercise of options.

(7)	Includes 121,388 shares of common stock issuable upon exercise of options.

(8)	Includes 12,000 shares of restricted common stock, 2,401,499 shares of common stock issuable upon exercise of options and 361,758 shares of common stock issuable pursuant to the conversion of his shares of Series 1 preferred stock.

(9)	Includes 2,822,000 shares of common stock issuable upon exercise of the warrants that are currently exercisable and held by Fordham Financial Management, Inc., of which William Baquet is an executive officer, director and principal stockholder. Mr. Baquet exercises investment and voting control over such shares.

(10)	Includes 120,000 shares of common stock issuable upon exercise of options and 72,350 shares of common stock issuable pursuant to the conversion of shares of Series 1 preferred stock. Mr. Morris served as a director from November 2005 until his resignation on January 17, 2007.
Equity Compensation Plan Information

(c)
	(a)	(b)	Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance under equity
	of outstanding options,	outstanding options,	compensation plans
	warrants and rights	warrants and	(excluding securities
	(1) (2)	rights	reflected column (a))
Equity compensation plans approved by security holders	4,305,667 (1)	$1.81	1,117,333
Equity compensation plans not approved by security holders	—	—	—
Total:	4,305,667	$1.81	1,117,333

(1)	Represents 1,423,000 and 2,882,667 shares of our common stock issuable under our 2002 Equity Compensation Plan and our 2005 Omnibus Equity Compensation Plan, respectively.

Item 12. Certain Relationships and Related Transactions, and Director Independence.
Fordham Financial Management, Inc.
     Fordham Financial Management, Inc., or Fordham Financial, owns warrants to purchase an aggregate of 2,822,000 shares of our common stock. The warrants, which Fordham Financial received for its placement services pursuant to the Placement Agent Agreement described below, represented approximately 13.8% of our Common Stock as of April 20, 2007, determined in accordance with the beneficial ownership rules of the Securities and Exchange Commission — see the beneficial ownership table under the heading “Stock Ownership of Our Directors, Executive Officers and 5% Beneficial Owners” above. As a result of its equity ownership and the relationships described below, Fordham Financial may be deemed to be an affiliate of ours.
Placement Agent Agreement
     In October 2005, we entered into a Placement Agent Agreement with Fordham Financial. As consideration for the placement services rendered by Fordham Financial in connection with our Series 1 Preferred Stock offering, during the period from November 2005 to February 2006 Fordham Financial received:
•	a total of $1,888,200 in commissions, which represented 10% of the gross proceeds we received for shares of Series 1 Preferred Stock placed by Fordham Financial;

•	a total non-accountable expense allowance of $566,460, which represented 3% of the gross proceeds we received for shares of Series 1 Preferred Stock placed by Fordham Financial; and

•	warrants to purchase an aggregate of up to 2,822,000 shares of our Common Stock, which represented a warrant to purchase 6,800 shares of our Common Stock for each unit of 17,000 shares of Series 1 Preferred Stock placed by Fordham Financial. The warrants are currently exercisable, have an exercise price of $1.80 per share and expire on November 8, 2010. The warrants also contain weighted average anti-dilution protection and a cashless exercise provision.
     Pursuant to the terms and provisions of the Placement Agent Agreement, we agreed to indemnify and hold harmless Fordham Financial and each person who controls Fordham Financial within the meaning of Section 15 of the Securities Act, against any and all losses, claims, damages or liabilities resulting from any untrue statement in or omission from the offering materials related to the offering of Series 1 Preferred Stock or any amendment thereto.
     William Baquet, the CEO, principal stockholder and a director of Fordham Financial, entered into various stock purchase agreements in his private capacity with prior stockholders of our Company. As a result, Mr. Baquet currently owns 570,000 shares of our Common Stock.
Financial Consulting Agreement
     In November 2005, we entered into a Financial Consulting Agreement with Fordham Financial pursuant to which Fordham agreed to provide us with certain financial consulting services, such as advising and assisting us in matters pertaining to our financial requirements, assisting in formulating plans and methods of financing, assisting in obtaining financial management, technical and advisory services, and financial and corporate public relations, during the 12 month period ended in November 2006. As consideration for these financial consulting services, during the period from November 2005 to February 2006, we paid Fordham Financial a total of $188,820, which represented 1% of the gross proceeds we received for shares of Series 1 Preferred Stock placed by Fordham Financial.
Independence of Directors
     In December 2005, the Board adopted a set of Nominating and Corporate Governance Principles and Policies (the “Principles and Policies”), addressing, among other things, standards for evaluating the independence of our directors. These Principles and Policies comply with the applicable rules of AMEX the securities exchange to which we have applied for listing of our shares of Common Stock in the future Pursuant to these Principles and Policies, the Board undertook its annual review of director independence in December 2006. After considering all relevant facts and circumstances, the Board affirmatively determined that all of the directors then serving on the

Board, are independent of the Company under the standards set forth in the Principles and Policies and applicable AMEX rules, with the exception of Nicholas Landekic, who is employed by the Company.
Item 13. Exhibit Index.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Registrant. (1)

3.2	Certificate of Designations of Registrant’s Series 1 Convertible Preferred Stock. (1)

3.3	Amendment to the Amended and Restated Certificate of Incorporation of Registrant. (1)

3.4	Amended and Restated By-Laws of Registrant. (1)

3.5	Amendment to Amended and Restated By-Laws of Registrant. (1)

4.1	Form of Subscription Agreement between the Registrant and each purchaser of Registrant’s Series 1 Convertible Preferred Stock, dated as of various dates from November 8, 2005 to February 15, 2006. (1)

4.2	Form of Common Stock Purchase Warrant issued to Fordham Financial Management, Inc. on November 8, 2005, December 8, 2005, January 10, 2006 and February 15, 2006. (1)

10.1	Patent License Agreement, dated January 3, 2003, between the Registrant and the University of Pennsylvania. (1)

10.2	Letter Agreement, dated December 23, 2003, amending the Patent License Agreement, dated January 3, 2003, between the Registrant and the University of Pennsylvania. (1)

10.3	Software License Agreement, dated May 30, 2003, between the Registrant and the University of Pennsylvania. (1)

10.4	Exclusive License Agreement, dated January 2, 2005, between the Registrant and the University of Massachusetts. (1)

10.5**	Employment Agreement, dated July 30, 2002, between Nicholas Landekic and the Registrant. (1)

10.6**	Employment Agreement, dated December 5, 2005, between Edward Smith and the Registrant. (1)

10.7**	Employment Agreement, dated May 21, 2003, between Dawn P. Eringis and the Registrant. (1)

10.8**	Employment Agreement, dated March 28, 2003, between Richard Scott, Ph.D. and the Registrant. (1)

10.9	Letter Agreement, dated February 25, 2004, between Dr. William DeGrado and the Registrant. (1)

10.10	Lab/Office Space License Agreement for 3701 Market Street, dated February 22, 2006, between the Registrant and the University City Science Center.(1)

10.11	Pennsylvania Full-Service Lease Agreement for 170 N. Radnor-Chester Road; Suite 300, Radnor, PA 19087, dated May 26, 2006, between the Registrant and the Radnor Properties– SDC, L.P. (2)

10.12	Financial Consulting Agreement, dated November 8, 2005, between the Registrant and Fordham Financial Management, Inc. (1)

10.13**	2005 Omnibus Equity Compensation Plan of the Registrant. (3)

10.14**	2002 Equity Compensation Plan of the Registrant (3)

10.15**	Form of Incentive Stock Option Agreement. (1)

10.16**	Form of Nonqualified Stock Option Agreement. (1)

10.17	Sponsored Research Agreement, dated January 5, 2004, between the Registrant and the University of Massachusetts. (4)

10.18	Merrill Lynch Loan Management Account Agreement, dated April 13, 2006, between the Registrant and Merrill Lynch Bank USA. (2)

Exhibit No.	Description of Exhibit
10.19**	Employment Agreement, dated October 19, 2006, between R. Eric McAllister and the Registrant. (4)

12.1	Agreement and Plan of Merger and Reorganization, dated October 6, 2005, among the Registrant, PolyMedix Merger Sub, Inc., PolyMedix Pharmaceuticals, Inc. and those stockholders of Registrant identified on Exhibit A thereto. (1)

14.1	Code of Ethics & Business Conduct Guidelines. (4)

21	List of Subsidiaries. (4)

23.1	Consent of Independent Registered Public Accounting Firm. (4)

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

*	Filed herewith.

**	Management contract or compensatory arrangement.

(1)	Filed as an Exhibit to the Registration Statement on Form 10-SB (File #000-51895) filed on April 5, 2006.

(2)	Filed as an Exhibit to Amendment No. 2 to the Registration Statement on Form 10-SB/A (File #000-51895) filed on June 19, 2006.

(3)	Filed as an Exhibit to the Registration Statement on Form S-8 (File # 333-139686)

(4)	Filed as an Exhibit to the Annual Report on Form 10-KSB filed on March 19, 2007
Item 14. Principal Accountants Fees and Services.
     We engaged Deloitte & Touche LLP to audit our financial statements for fiscal year 2006.

	2006	2005
Audit Fees	$120,000	$75,000
Audit Related Fees	$3,000	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
     Audit Fees. The “Audit Fees” are the aggregate fees billed by Deloitte & Touche LLP for professional services rendered in 2006 and 2005 for the audit of such financial statements and for services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements, were approximately.
     Audit-Related Fees. The “Audit Related Fees” are the fees we incurred in December 2006 and billed by Deloitte & Touche LLP for their consent to the incorporation by reference in our registration statement of Form S-8 to the financial statements appearing in our Form 10-SB.
     Tax Fees. There were no fees billed in 2006 or 2005 for tax compliance, tax advice or tax planning services.
     All Other Fees. There were no fees billed in 2006 or 2005 for other products and services provided by Deloitte & Touche LLP than the services reported above under “Audit Fees.”
Pre-approval Policies and Procedures.
     The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with during 2006.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PolyMedix, Inc.
Date: April 30, 2007	By:	/s/ Nicholas Landekic
Nicholas Landekic
President & Chief Executive Officer