Form 10QSB
period 2007-03-31
POLYMEDIX INC
filed 2007-05-11
CIK 1341843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from            to
COMMISSION FILE NUMBER: 000-51895
POLYMEDIX, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE	27-0125925
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
170 N. Radnor-Chester Road; Suite 300
Radnor, PA 19087
(Address of Principal Executive Offices)
(484) 598-2400
(Issuer’s Telephone Number, Including Area Code)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 8, 2007, the issuer had 19,441,676 shares of issued and outstanding common stock, par value $0.001 per share.
Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

POLYMEDIX, INC.
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS – as of March 31, 2007 and December 31, 2006	3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – for the Three -Months Ended March 31, 2007 and 2006 and for the Period from August 8, 2002 (Inception) to March 31, 2007	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – for the Three-Months Ended March 31, 2007 and 2006 and for the Period from August 8, 2002 (Inception) to March 31, 2007	5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	12

Item 3. Controls and Procedures	16

PART II — OTHER INFORMATION

Item 6. Exhibits	17

SIGNATURES	17

EXHIBITS INDEX	18

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$6,639	$8,601
Short-term investments	5,981	5,928
Prepaid expenses and other current assets	428	60

Total current assets	13,048	14,589

Property and Equipment:
Computers	209	189
Office furniture and lab equipment	632	479
Accumulated depreciation	(149)	(115)

Total property and equipment	692	553

TOTAL ASSETS	$13,740	$15,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$770	$498
Accrued expenses	373	473
Short-term portion of capital lease obligation	66	31

Total current liabilities	1,209	1,002

Deferred rent	402	325
Long-term portion of capital lease obligation	110	69

Total liabilities	1,721	1,396

Commitments and contingencies	—	—

Stockholders’ Equity:

Preferred Stock ($0.001 par value; 10,000 shares authorized; 4,225 and 7,483 issued and outstanding at March 31, 2007 and December 31, 2006, respectively) (Liquidation value $12,865 and $22,450 at March 31, 2007 and December 31, 2006, respectively)	4	7
Common Stock ($0.001 par value; 40,000 shares authorized; 18,997 and 12,480 issued and outstanding at March 31, 2007 and December 31, 2006, respectively)	19	12
Additional paid-in capital	27,655	27,437
Deficit accumulated during the development stage	(15,658)	(13,709)
Unrealized loss on available for sale securities	(1)	(1)

Total stockholders’ equity	12,019	13,746

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,740	$15,142

The accompanying notes are an integral part of these consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

			For the period
			August 8, 2002
			(Inception) to
	Three-Months Ended March 31,		March 31,
	2007	2006	2007
Revenues:
Grant and research revenues	$233	$17	$1,554

Total revenues	233	17	1,554

Operating Expenses:
Research and development	1,275	511	9,137
General and administrative	1,076	976	9,002

Total operating expenses	2,351	1,487	18,139

Other Income:
Interest income	169	91	927

Total other income	169	91	927

Net loss	$(1,949)	$(1,379)	$(15,658)

Dividends on Series 1 preferred stock	(190)	(217)	(3,216)

Net loss attributable to common stockholders	$(2,139)	$(1,596)	$(18,874)

Net loss per common share — basic and diluted	$(0.14)	$(0.13)

Weighted average common shares outstanding - basic and diluted	15,483	12,092

The accompanying notes are an integral part of these consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

			For the period
			August 8, 2002
			(Inception) to
	Three-Months Ended March 31,		March 31,
	2007	2006	2007
Cash Flows from Operating Activities:
Net loss	$(1,949)	$(1,379)	$(15,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34	12	149
Accretion of discount on investment secutities	(53)	—	(171)
Stock-based compensation	222	299	3,403

Increase in prepaid expenses and other current assets	(368)	(124)	(428)
Increase in accounts payable, accrued expenses and deferred rent	327	312	1,541

Net cash used in operating activities	(1,787)	(880)	(11,164)

Cash Flows from Investing Activities:
Cash paid for property and equipment	(166)	(27)	(651)
Purchases of investments	—	—	(10,810)
Proceeds from maturities of investments	—	—	5,000

Net cash used in investing activities	(166)	(27)	(6,461)

Cash Flows from Financing Activities:
Net proceeds from issuance of stock	—	3,775	24,276
Principal payments on capital lease obligations	(9)	—	(12)

Net cash provided by (used in) financing activities	(9)	3,775	24,264

Net increase (decrease) in cash and cash equivalents	(1,962)	2,868	6,639

Cash and cash equivalents — beginning of period	8,601	15,286	—

Cash and cash equivalents — end of period	$6,639	$18,154	$6,639

Non-Cash Investing Activities:
Capital expenditures acquired on account	$5	$—	$5
Property and equipment acquired under capital lease	$85		$188

Non-Cash Financing Activities:
Stock dividend paid on Series 1 preferred stock	$—	$—	$3,026
Warrants issued to placement agent	$—	$446	$2,149
Capital lease obligation	$85	$—	$188
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
We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. While we believe our current cash and investment balances are adequate to fund our operations at least through 2007, if other factors do not negatively impact our cash and investment balances, we will require additional capital resources, including the net proceeds from additional equity and debt financing transactions, in order to adequately fund our research and development activities beyond 2007. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors.
We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through March 31, 2007 aggregated $15,658, and we expect to continue to incur substantial losses in future periods.
Interim Financial Information
The condensed consolidated financial statements include the accounts of PolyMedix, Inc. and its wholly owned subsidiary, PolyMedix Pharmaceuticals, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The information as of March 31, 2007 and for the periods ended March 31, 2007 and 2006, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to state fairly the financial information set forth in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of the results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 included in our annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 19, 2007.
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
2 – Recent Accounting Pronouncements
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
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which is applicable for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. On January 1, 2007, we adopted FIN 48. Prior to the adoption of FIN 48, our policy was to recognize tax benefits of uncertain tax positions only if it was “probable” that the position would be sustained. FIN 48 requires application of a “more likely than not” threshold to the recognition and derecogntion of tax positions. As a result of the adoption of FIN 48, no adjustments were made to retained earnings for unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction and Pennsylvania. Our policy is to record interest and penalties on uncertain tax positions as income tax expense. The tax years back to 2002 remain open to examination by the major taxing jurisdictions where we file. Net operating loss and credit carryforwards from earlier periods also remain open to examination by taxing authorities, and will for a period post utilization. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months. Any changes in the future would also have no impact on the effective tax rate due to the existence of a full valuation allowance. At March 31, 2007, we have no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.
3 – Comprehensive Loss
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
4 – Short-Term Investments
Short-term investments consist of investment grade fixed income securities with original maturities of greater than three months. All investments are classified as “available for sale”, and are considered current assets. As of March 31, 2007, all short-term investments had maturities of less than one-year.
The following summarizes the short-term investments as of March 31, 2007 and December 31, 2006, which were invested solely in U.S. government obligations:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2007	$5,982	$—	$(1)	$5,981
December 31, 2006	$5,929	$—	$(1)	$5,928

5 – Stock-Based Compensation
We maintain equity compensation plans under which grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards are granted to selected employees, non-employee directors and key advisors. Since our inception on August 8, 2002, we have recognized equity compensation expense over the requisite service period using the Black-Scholes-Merton formula to estimate the fair value of stock options. Beginning January 1, 2006, we adopted SFAS No. 123(R) Share-Based Compensation. The following table summarizes the total stock-based compensation expense included in our unaudited Condensed Consolidated Statements of Operations:

	Three-Months Ended		Period from August 8,
	March 31,		2002 (Inception) to
	2007	2006	March 31, 2007
Research and development	$59	$2	$1,097
General and administrative	163	297	2,306

Total stock-based compensation expense	$222	$299	$3,403

As of March 31, 2007, there were 4,528 shares of common stock issuable upon exercise of outstanding stock options and 865 shares of common stock available for issuance of future equity compensation awards in connection with our equity compensation plans. As of March 31, 2007, there was approximately $2,125 of total unrecognized compensation cost related to non-vested stock options, which will be amortized over the weighted average remaining service period of approximately 1.42 years.
6 – Stockholders’ Equity
Common Stock
We are authorized to issue 40,000 shares of common stock, with a par value of $0.001, of which 18,997 and 12,480 were issued and outstanding as of March 31, 2007 and at December 31, 2006, respectively.
Preferred Stock
We are authorized to issue 10,000 shares of preferred stock, with a par value of $0.001, of which 4,225 and 7,483 were issued and outstanding at March 31, 2007 and December 31, 2006, respectively.
Each share of Series 1 preferred stock is convertible into two shares of common stock at any time at the option of the holder. As of March 31, 2007, 3,292 shares of Series 1 preferred stock have converted to 6,585 shares of common stock. On December 31, 2008, all outstanding shares of Series 1 preferred stock, if any, shall automatically convert on that date into common stock. Cumulative annual dividends, payable in shares of Series 1 preferred stock or cash at the option of the Board of Directors, accrue at an annual rate of 6% ($0.18 per share). Shares of Series 1 preferred stock have a liquidation preference of $3.00 per share over the common stock, plus all accumulated and unpaid dividends in arrears. The shares of Series 1 preferred stock are entitled to a number of votes equal to the number of shares of common stock into which such shares are convertible. In addition, the outstanding shares of Series 1 preferred stock, voting as a separate class, shall vote (i) to authorize or issue equity securities (or any equity or debt securities convertible into equity securities) ranking senior to the Series 1 preferred stock in respect of dividends, distributions or rights upon liquidation, or (ii) to authorize or effect any capital reorganization or reclassification of any securities (or securities convertible into other securities) into our equity securities ranking senior to the Series 1 preferred stock in respect of dividends, distributions or rights upon liquidation. See footnote 8.
Warrants

We issued warrants to purchase 2,822 shares of common stock in connection with the private placement of Series 1 preferred stock at an exercise price of $1.80 per share to the placement agent of our Series 1 Preferred Stock. These warrants expire on November 8, 2010.
7 – Commitments and Contingencies
Capital Leases
We have entered into lease agreements for laboratory equipment. The initial obligation under these capital leases were $188. These equipment leases have terms of up to three years, at interest rates ranging from 9.5% to 11.5%. We paid $12 during the three-months ended March 31, 2007 in connection with these capital leases with $9 going towards principal and $3 recorded as interest expense. Our future payments under these capital leases are as follows:

	Principal	Interest	Total
2007	$49	$12	$61
2008	$71	$10	$81
2009	$57	$2	$59

Total minimum lease payments	$177	$24	$201

Operating Lease
In June 2006, we entered into a lease agreement for 24,223 square feet of combined office and laboratory space located in Radnor, Pennsylvania. The initial term of the lease is 12 years. Payments under the lease commenced on December 1, 2006. Our future minimum lease payments under this non-cancelable operating lease are as follows:

Operating Leases
2007	$226
2008	$398
2009	$497
2010	$589
2011	$667
Thereafter	$5,001

Total minimum lease payments	$7,378

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
University of Massachusetts. We have entered a five-year sponsored research agreement with the University of Massachusetts, or UMass. Under the terms of this agreement, we have the exclusive option to license any intellectual property that may be generated by Dr. Gregory Tew pursuant to research sponsored under the agreement. We may exercise this option by issuing approximately 8 shares of our common stock to UMass for each $100 of research conducted by Dr. Tew. If we exercise this option, we are also required to reimburse UMass for direct patent costs incurred by it for the patents licensed by us. We sponsored $118 of Dr. Tew’s research during 2006 and have agreed to sponsor $107 of Dr. Tew’s research during 2007.

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
8 – Subsequent Event
On April 27, 2007, we sent to holders of our Series 1 preferred stock, a consent solicitation seeking their approval of two proposals, which we believe will help attract the additional capital that we need to fund our future operations by simplifying our capital structure and aligning it more closely with that of a traditional publicly-traded company.
The first proposal involves amending the terms of our Series 1 preferred stock to provide for the automatic and immediate conversion of each share of Series 1 preferred stock into 2.247 shares of our common stock. The number of shares of common stock that holders of the Series 1 preferred stock will receive as a result of this conversion is the same number of shares of common stock that these holders would be entitled to receive under the current terms of the Series 1 preferred stock when the shares automatically convert to common stock on December 31, 2008. In addition, holders of Series 1 preferred stock will maintain their current anti-dilution protection through December 31, 2007 so that if we issue certain securities prior to January 1, 2008 at a price per share less than $1.50, these holders will receive a number of additional shares of common stock equal to the number of additional shares of common stock they would have been entitled to receive upon conversion of the Series 1 preferred stock if a dilutive issuance had occurred prior to the conversion. This proposal is subject to approval by the holders of a majority of our Series 1 preferred stock voting as a single class. This proposal is also subject to approval by the holders of a majority of our common stock and Series 1 preferred stock voting together as a single class on an as-converted basis at our upcoming annual meeting of stockholders. If this proposal is approved, the conversion will become effective upon the filing of an amendment to our Certificate of Designations of the Series 1 preferred stock with the Secretary of State of the State of Delaware. As of May 9, 2007, we received the consents of the holders of a majority of the outstanding shares of Series 1 preferred stock. Thus, the amendment has been approved by the holders of Series 1 preferred stock for purposes of the separate class vote of Series 1 preferred stock.
Under the second proposal, we are offering to substitute the existing “piggyback” registration rights held by holders of the Series 1 preferred stock with registration rights under a new registration rights agreement. Specifically, under the new registration rights agreement, we will agree to file on the earlier of (i) 90 days following the effectiveness of a registered offering by us or (ii) September 1, 2007, a substitute registration statement covering the shares of common stock into which the Series 1 preferred stock is convertible. The substitute registration statement would be in substitution for, and complete cancellation of, the Series 1 preferred stockholders’ existing “piggyback” registration rights. We are offering the second proposal even if the first proposal is not approved. As of May 9, 2007, a majority of the holders of our Series 1 preferred stock have executed the substitution registration rights agreement.
Separately, we intend to conduct an equity financing (the “Offering”) in which we hope to raise up to $35 million dollars in cash from the sale of our securities to support the commercialization of our current and future product candidates, to fund our research and development activities and for general working capital needs. In connection with the Offering, on May 9, 2007, we filed an initial registration statement on Form SB-2 with the SEC covering units consisting of our Common Stock and warrants to purchase shares of our Common Stock in a registered direct offering to a limited number of accredited institutional investors. Upon the closing of the Offering, the units will separate and the Common Stock and the warrants will be issued separately. Holders of the warrants may exercise the warrants at any time during the period commencing on the closing date of the Offering and ending on the fifth anniversary of the closing date of the Offering.
We have engaged placement agents in connection with the Offering. The placement agents are not purchasing any of the securities offered in the Offering, nor are they required to sell any specific number or dollar amount of securities, but will arrange for the sale of the securities we are offering on a “best efforts” basis. Because there is no minimum offering amount required as a condition to closing, the actual amount of securities to be sold, the pricing of the units, placement agent fees, and proceeds to us, if any, are not presently determinable and may be substantially less than the maximum $35 million we are seeking in the Offering.
In addition, we have asked our stockholders to consider an amendment to our certificate of incorporation to increase the number of shares of capital stock our Company is authorized to issue from fifty million shares to one hundred million shares at our upcoming annual meeting of stockholders to be held June 4, 2007. We will need our stockholders to approve the amendment in order to complete the offering. Further, we believe that it is desirable and essential for us to have available additional authorized but unissued shares of common stock to provide our company with shares of common stock to be used for general corporate purposes, including future equity and/or debt financings. If our stockholders do not approve the amendment to our certificate of incorporation, we will not be able to complete the offering as currently proposed. Without the receipt of funds from the offering, or, if we are otherwise unable to raise significant funds on acceptable terms, our financial condition and business will be materially adversely affected and we may need to limit or curtail our operations.

Item 2. Management’s Discussion and Analysis or Plan of Operation
You should read the following discussion in conjunction with “Risk Factors” included in our annual report on Form 10-KSB filed by PolyMedix with the Securities and Exchange Commission on March 19, 2007 and our unaudited condensed consolidated financial statements included elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”
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
Plan of Operation
Over the next 12 months and going forward, we intend to pursue the following five research and development programs:
➢	i.v. antibiotic;

➢	anticoagulant (UFH and LMWH) antagonist;

➢	topical ophthalmic antibiotic;

➢	oral antibiotic; and

➢	antimicrobial polymers for biomaterials applications.
We are currently conducting advanced preclinical development and lead optimization for our i.v. antibiotic and our UFH and LWMH antagonist product candidates and evaluating the best commercial and medical opportunities for these products. We plan to submit IND applications for our i.v. antibiotic and our UFH and LMWH antagonist product candidates in 2007. During the next 12 months, we anticipate spending approximately $8,000,000 in research and development costs directly related to these two IND programs. We estimate that it will cost at least $50 million in direct development costs over 48-60 months to file an NDA and thus bring to market each of our i.v. antibiotic product candidate and our UFH and LMWH antagonist product candidate (at least $100 million for both product candidates). Our general commercialization strategy for these product candidates, if regulatory approval is obtained, is to:
➢	build an infectious disease and acute cardiovascular business with a specialty sales force to market these product candidates to hospitals in North America; and

➢	explore primary care and international sales opportunities for these products by out-licensing the sales and marketing of such product candidates to companies with primary care and/or international pharmaceutical market experience.
We also intend to conduct pre-clinical development of our antibiotic compounds for both topical and oral antibiotic applications. The primary topical application is an opthalmic topical antibiotic for the treatment of eye infections and the primary oral application is a non-absorbed oral antibiotic for the treatment of gastrointestinal infections. Subject to securing additional financing, we hope to file additional IND applications for the ophthalmic topical and non-absorbed oral antibiotic indications.
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
We believe that our pursuit of out-licensing opportunities and partners in the development and, if regulatory approval is obtained, marketing of our ophthalmic topical antibiotic, angiogenesis inhibitor and antimicrobial polymers will require minimal use of our resources. These product candidates and the out-licensing opportunities they present serve as a possible avenue to accelerate revenue generation, thereby helping us to fund development of our more-advanced product candidates, including our i.v. antibiotic and our UFH and LMWH antagonist.
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
Liquidity and Capital Resources
As of March 31, 2007 and at December 31, 2006, we had cash and investments balances of approximately $12.6 million and $14.5 million, respectively, and total liabilities of approximately $1.7 million and $1.4 million, respectively. The decrease in our cash and investments balances was attributable to cash spent to fund our operations.
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
We expect to seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, and from other sources. To this end, on May 9, 2007, we filed an initial registration statement on Form SB-2 with the SEC covering units consisting of our Common Stock and warrants to purchase shares of our Common Stock in a registered direct offering to a limited number of accredited institutional investors to raise up to $35 million dollars in cash from the sale of our securities to support the commercialization of our current and future product candidates, to fund our research and development activities and for general working capital needs.
We have engaged placement agents in connection with the offering. The placement agents are not purchasing any of the securities offered in the offering, nor are they required to sell any specific number or dollar amount of securities, but will arrange for the sale of the securities we are offering on a “best efforts” basis. Because there is no minimum offering amount required as a condition to closing, the actual amount of securities to be sold, the pricing of the units, placement agent fees, and proceeds to us, if any, are not presently determinable and may be substantially less than the maximum $35 million we are seeking in the offering.
In addition, we have asked our stockholders to consider an amendment to our certificate of incorporation to increase the number of shares of capital stock our Company is authorized to issue from fifty million shares to one hundred million shares at our upcoming annual meeting of stockholders to be held June 4, 2007. We will need our stockholders to approve the amendment in order to complete the offering. Further, we believe that it is desirable and essential for us to have available additional authorized but unissued shares of common stock to provide our company with shares of common stock to be used for general corporate purposes, including future equity and/or debt financings. If our stockholders do not approve the amendment to our certificate of incorporation, we will not be able to complete the offering as currently proposed. Without the receipt of funds from the offering, or, if we are otherwise unable to raise significant funds on acceptable terms, our financial condition and business will be materially adversely affected and we may need to limit or curtail our operations.
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
Results of Operations (in thousands)
Grant and research revenues were $233 and $17 for the three-months ended March 31, 2007 and 2006, respectively. The increases in grant and research revenue were the result of increased grant funds available to us as a result of our three-year $2,900 National Institute of Health (NIH) grant which was awarded in April 2006 in support of our development of our i.v. antibiotic product candidate.
Research and development expenses were $1,275 and $511 for the three-months ended March 31, 2007 and 2006, respectively. The increase was the result of increased headcount and outside laboratory research costs associated with our preclinical development and lead optimization of our antimicrobial and anticoagulant antagonist programs.
General and administrative expenses were approximately $1,076 and $976 for the three-months ended March 31, 2007 and 2006, respectively. The increase was primarily the result of increased accounting, legal and investor relations costs.
Interest income was $169 and $91 for the three-months ended March 31, 2007 and 2006, respectively. The increase was the result of increased interest rates.
Historical Cash Flows (in thousands)
Operating Activities. Cash used in operating activities during the three-months ended March 31, 2007 was approximately $1,787, compared to approximately $880 used for the three-months ended March 31, 2006. The increase was attributed primarily to increased research and development expenses and increased general and administrative expenses.
Investing Activities. Cash used for investing activities represents cash paid for property and equipment. During the three-months ended March 31, 2007 and 2006, property and equipment purchases were approximately $166 and $27, respectively. The increase was attributed to the furnishing of our new office and research space in Radnor, Pennsylvania.
Financing Activities. We have financed our operating and investing activities primarily from the proceeds of private placements of common and preferred stock. During the three-months ended March 31, 2007, we paid approximately $9 in principal associated with our capital leases. During the three-months ended March 31, 2006, we received net proceeds of $3,775 in connection with the placement of our Series 1 Preferred Stock.
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

PART II — OTHER INFORMATION
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

PolyMedix, Inc.

May 11, 2007	By:	/s/ Nicholas Landekic
Date		Nicholas Landekic
President & Chief Executive Officer

May 11, 2007	By:	/s/ Edward F. Smith

Date		Edward F. Smith
Vice President, Finance & Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.