Form 10QSB
period 2007-06-30
POLYMEDIX INC
filed 2007-08-10
CIK 1341843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
As of August 8, 2007, the issuer had 28,545,177 shares of issued and outstanding common stock, par value $0.001 per share.
Transitional Small Business Disclosure Format (Check One):    Yes ☐ No ☑

POLYMEDIX, INC.
INDEX

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS — as of June 30, 2007 and December 31, 2006	3
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — for the Three and Six-Months Ended June 30, 2007 and 2006 and for the Period from August 8, 2002 (Inception) to June 30, 2007	4
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — for the Six-Months Ended June 30, 2007 and 2006 and for the Period from August 8, 2002 (Inception) to June 30, 2007	5
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6
Item 2. Management’s Discussion and Analysis or Plan of Operation	11
Item 3. Controls and Procedures	15
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 6. Exhibits	18
SIGNATURES	18
EXHIBITS INDEX	19

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$4,575	$8,601
Short-term investments	6,020	5,928
Prepaid expenses and other current assets	881	60

Total current assets	11,476	14,589

Property and Equipment:
Computers	209	189
Office furniture and lab equipment	801	479
Accumulated depreciation	(195)	(115)

Total property and equipment	815	553

TOTAL ASSETS	$12,291	$15,142

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,676	$498
Accrued expenses	673	473
Short-term portion of capital lease obligation	126	31

Total current liabilities	2,475	1,002

Deferred rent	479	325
Long-term portion of capital lease obligation	168	69

Total liabilities	3,122	1,396

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred Stock ($0.001 par value; 10,000 shares authorized; 0 and 7,483 issued and outstanding at June 30, 2007 and December 31, 2006, respectively) (Liquidation value $0 and $22,450 at June 30, 2007 and December 31, 2006, respectively)	—	7

Common Stock ($0.001 par value; 90,000 shares authorized; 28,545 and 12,480 issued and outstanding at June 30, 2007 and December 31, 2006, respectively)	29	12
Additional paid-in capital	28,082	27,437
Deficit accumulated during the development stage	(18,942)	(13,709)
Unrealized loss on available for sale securities	—	(1)

Total stockholders’ equity	9,169	13,746

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,291	$15,142

The accompanying notes are an integral part of these consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

					For the period
					August 8, 2002
					(Inception) to
	Three-Months Ended June 30,		Six-Months Ended June 30,		June 30,
	2007	2006	2007	2006	2007
Revenues:
Grant and research revenues	$168	$265	$401	$282	$1,722

Total revenues	168	265	401	282	1,722

Operating Expenses:
Research and development	2,407	637	3,682	1,148	11,544
General and administrative	1,188	1,114	2,264	2,090	10,190

Total operating expenses	3,595	1,751	5,946	3,238	21,734

Other Income:
Interest income	143	170	312	261	1,070

Total other income	143	170	312	261	1,070

Net loss	$(3,284)	$(1,316)	$(5,233)	$(2,695)	$(18,942)

Conversion inducement and dividends on Series 1 preferred stock	(2,057)	(402)	(2,247)	(619)	(5,273)

Net loss attributable to common stockholders	$(5,341)	$(1,718)	$(7,480)	$(3,314)	$(24,215)

Net loss per common share – basic and diluted	$(0.24)	$(0.14)	$(0.40)	$(0.27)

Weighted average common shares outstanding - basic and diluted	21,918	12,190	18,718	12,141

The accompanying notes are an integral part of these consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

			For the period
			August 8, 2002
			(Inception) to
	Six-Months Ended June 30,		June 30,
	2007	2006	2007
Cash Flows from Operating Activities:
Net loss	$(5,233)	$(2,695)	$(18,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	80	29	195
Accretion of discount on investment securities	(117)	—	(235)
Stock-based compensation	471	561	3,652
Increase in prepaid expenses and other current assets	(367)	(406)	(427)
Increase in accounts payable, accrued expenses and deferred rent	1,267	692	2,481

Net cash used in operating activities	(3,899)	(1,819)	(13,276)

Cash Flows from Investing Activities:
Cash paid for property and equipment	(196)	(110)	(681)
Purchases of investments	(5,973)	(4,958)	(16,783)
Proceeds from maturities of investments	6,000	—	11,000

Net cash used in investing activities	(169)	(5,068)	(6,464)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, net of financing costs	(107)	3,720	24,169
Proceeds from stock option exercises	183		183
Principal payments on capital lease obligations	(34)	—	(37)

Net cash provided by financing activities	42	3,720	24,315

Net increase (decrease) in cash and cash equivalents	(4,026)	(3,167)	4,575

Cash and cash equivalents – beginning of period	8,601	15,287	—

Cash and cash equivalents – end of period	$4,575	$12,120	$4,575

Non-Cash Investing Activities:
Property and equipment acquired under capital lease	$228	$—	$331

Non-Cash Financing Activities:
Conversion inducement and dividends on Series 1 preferred stock	$2,247	$—	$5,273
Warrants issued to placement agent	$—	$446	$2,149
Capital lease obligation	$228	$—	$331
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
We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. While we believe our current cash and investment balances are adequate to fund our operations at least through the first quarter of 2008, if other factors do not negatively impact our cash and investment balances, we will require additional capital resources, including the net proceeds from additional equity and debt financing transactions, in order to adequately fund our research and development activities beyond the first quarter of 2008. If additional capital resources are not obtained during 2007, we may scale back or postpone certain development programs until such additional capital resources have been obtained. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors.
On May 9, 2007, we filed an initial registration statement on Form SB-2 with the Securities and Exchange Commission (or “SEC”), which was most recently amended on July 24, 2007 and went effective on July 26, 2007. The registration statement, as amended, covers the offer and sale of units (the “Offering) consisting of our Common Stock and warrants to purchase shares of our Common Stock in a registered direct offering to a limited number of accredited institutional investors to raise up to $30 million dollars in cash from the sale of our securities to support the commercialization of our current and future product candidates, to fund our research and development activities and for general working capital needs. We estimate that the size of the Offering will not exceed $25 million.
We have engaged placement agents in connection with the Offering. The placement agents are not purchasing any of the securities offered in the Offering, nor are they required to sell any specific number or dollar amount of securities, but will arrange for the sale of the securities we are offering on a “best efforts” basis. Because there is no minimum offering amount required as a condition to closing, the actual amount of securities to be sold, the pricing of the units, placement agent fees, and proceeds to us, if any, are not presently determinable and may be substantially less than the maximum $30 million we are seeking in the Offering.
We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through June 30, 2007 aggregated $18,942,000, and we expect to continue to incur substantial losses in future periods.
Interim Financial Information
The condensed consolidated financial statements include the accounts of PolyMedix, Inc. and its wholly-owned subsidiary, PolyMedix Pharmaceuticals, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The information as of June 30, 2007 and for the periods ended June 30, 2007 and 2006, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to state fairly the financial information set forth in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 included in our annual report on Form 10-KSB filed with the SEC on March 19, 2007.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the value of our Common Stock, preferred stock, stock options and warrants.
2 — Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (or “FASB”) issued Statement of Financial Accounting Standards (or “SFAS”) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by us in the first quarter of fiscal year 2008. We are unable at this time to determine the effect that the adoption of SFAS 157 will have on our consolidated results of operations or financial condition.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are unable at this time to determine the effect that the adoption of SFAS 159 may have on our consolidated results of operations or financial condition.
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
We file income tax returns in the U.S. federal jurisdiction and Pennsylvania. Our policy is to record interest and penalties on uncertain tax positions as income tax expense. The tax years back to 2002 remain open to examination by the major taxing jurisdictions where we file. Net operating loss and credit carryforwards from earlier periods also remain open to examination by taxing authorities, and will for a period post utilization. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months. Any changes in the future would also have no impact on the effective tax rate due to the existence of a full valuation allowance. At June 30, 2007, we have no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying condensed consolidated financial statements.
3 — Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting of comprehensive income and its components. Comprehensive income consists of reported net income or loss and other comprehensive income (i.e. other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net income or loss as reported on the statement of operations). The comprehensive loss for each of the periods presented is materially the same as the net loss in the condensed consolidated statement of operations.

4 — Short-Term Investments
Short-term investments consist of investment grade fixed income securities with original maturities of greater than three months. All investments are classified as “available for sale”, and are considered current assets. As of June 30, 2007, all short-term investments had maturities of less than one-year.
The following summarizes the short-term investments as of June 30, 2007 and December 31, 2006, which were invested solely in U.S. government obligations (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2007	$6,020	$—	$—	$6,020
December 31, 2006	$5,929	$—	$(1)	$5,928
5 — Stock-Based Compensation
We maintain equity compensation plans under which grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards are granted to selected employees, non-employee directors and key advisors. Since our inception on August 8, 2002, we have recognized equity compensation expense over the requisite service period using the Black-Scholes-Merton formula to estimate the fair value of stock options. Beginning January 1, 2006, we adopted SFAS No. 123(R) Share-Based Compensation under the modified prospective approach. The following table summarizes the total stock-based compensation expense included in our unaudited condensed consolidated statements of operations (in thousands):

					Period from
	Three-Months Ended		Six-Months Ended		August 8, 2002
	June 30,		June 30,		(Inception) to
	2007	2006	2007	2006	June 30, 2007
Research and Development	$64	$16	$122	$18	$1,160
General and administrative	185	247	349	543	2,492

Total stock-based compensation expense	$249	$263	$471	$561	$3,652

As of June 30, 2007, there were 4,430,000 shares of Common Stock issuable upon exercise of outstanding stock options and 868,000 shares of Common Stock available for issuance of future equity compensation awards in connection with our equity compensation plans. As of June 30, 2007, there were approximately $1,903,000 of total unrecognized compensation cost related to non-vested stock options, which will be amortized over the weighted average remaining service period of approximately 1.20 years.
6 — Stockholders’ Equity
Common Stock
We are authorized to issue 90,000,000 shares of Common Stock, with a par value of $0.001, of which 28,545,000 and 12,480,000 were issued and outstanding as of June 30, 2007 and December 31, 2006, respectively.
Preferred Stock
We are authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.001, of which 0 and 7,483,000 were issued and outstanding at June 30, 2007 and December 31, 2006, respectively.

In June 2007 our stockholders voted to approve an amendment to our Series 1 Preferred Stock certificate of designations to provide for the automatic and immediate conversion of each share of Series 1 Preferred stock into 2.247 shares of our Common Stock. The number of shares of Common Stock these former holders of the Series 1 preferred stock received as a result of this conversion is the same number of shares of Common Stock that these holders would have been entitled to receive when, under the terms of the Series 1 preferred stock in effect immediately prior to the conversion, the shares were to automatically convert to Common Stock on December 31, 2008. The fair value of the additional shares paid to the then Series 1 Preferred stockholders was approximately $2,247,000, which has been deducted from our net loss in arriving at net loss attributable to Common Stock holders. In addition, notwithstanding the conversion, these former holders of Series 1 preferred stock maintain their anti-dilution protection through December 31, 2007 so that if we issue certain securities prior to January 1, 2008 at a price per share less than $1.50, these holders will receive a number of additional shares of Common Stock equal to the number of additional shares of Common Stock they would have been entitled to receive upon conversion of the Series 1 preferred stock if a dilutive issuance had occurred prior to the conversion.
Warrants
We issued warrants to purchase 2,822,000 shares of Common Stock in connection with the private placement of Series 1 preferred stock at an exercise price of $1.80 per share to the placement agent of our Series 1 Preferred Stock. These warrants expire on November 8, 2010.
Financing Costs
As of June 30, 2007, we have incurred $454,000 in financing costs associated with the Offering of units consisting of our Common Stock and warrants to purchase shares of our Common Stock in a registered direct offering described above in Note 1. These costs are included in prepaid expenses and other current assets at June 30, 2007 and will be offset with the proceeds received from the Offering and included in stockholders equity upon closing of the Offering.
7 — Commitments and Contingencies
Capital Leases
We have entered into lease agreements for laboratory equipment. The initial obligation under these capital leases was approximately $331,000. These equipment leases have terms of up to three years, at interest rates ranging from 9.5% to 11.5%. In connection with these capital leases we paid the following (in thousands):

					Period from
	Three-Months Ended		Six-Months Ended		August 8, 2002
	June 30,		June 30,		(Inception) to
	2007	2006	2007	2006	June 30, 2007
Principal	$25	$—	$34	$—	$37
Interest	7	—	10	—	11

Total principal and interest	$32	$—	$44	$—	$48

Our future payments under these capital leases are as follows (in thousands):

	Principal	Interest	Total
2007	$61	$15	$76
2008	133	19	152
2009	100	4	104

Total minimum lease payments	$294	$38	$332

Operating Lease
In June 2006, we entered into a lease agreement for 24,223 square feet of combined office and laboratory space located in Radnor, Pennsylvania. The initial term of the lease is 12 years. Payments under the lease commenced on

December 1, 2006. Our future minimum lease payments under this non-cancelable operating lease are as follows (in thousands):

Operating Leases
2007	$153
2008	398
2009	497
2010	589
2011	667
Thereafter	5,001

Total minimum lease payments	$7,305

Patent License Agreements
University of Pennsylvania. In January 2003, we entered into a Patent License Agreement with the University of Pennsylvania, or Penn. Under the terms of the agreement, we were granted an exclusive, worldwide royalty-bearing license to make and sell products utilizing seven of Penn’s issued or pending patents for the life of such patents. One issued patent and five patent applications cover the composition of matter on antimicrobial compounds, including small molecules, oligomers and polymers. One patent application covers the composition and use of polycatonic compounds for treating cancer. If a change-of-control event occurs, in which we transfer the license to these patents to a third party or we are acquired by another company, we are required to pay a 3% royalty on the gross sales for licensed products that are sold as pharmaceuticals, a 1.5% royalty on products sold as coatings for use in medical devices and a 0.5% royalty on other products. We are permitted to sublicense the patents provided that (a) the sublicensee is prohibited from further licensing of the patents and (b) the sublicensee is subject to all of the terms of the original license granted to us. In addition, we are required to share with Penn any consideration we receive from sublicensing our patents to a third party.
University of Massachusetts. We have entered a sponsored research agreement with the University of Massachusetts, or UMass. Under the terms of this annual renewable agreement, we have the exclusive option to license any intellectual property that may be generated by Dr. Gregory Tew pursuant to research sponsored under the agreement. We may exercise this option by issuing 7,500 shares of our Common Stock to UMass for each $100,000 of research conducted by Dr. Tew. If we exercise this option, we are also required to reimburse UMass for direct patent costs incurred by it for the patents licensed by us. We sponsored $118,000 of Dr. Tew’s research for 2006 and have agreed to sponsor $107,000 of Dr. Tew’s research for 2007.
Other
Agreements with Employees. We have entered into employment agreements with various executives. These agreements provide for severance arrangements and accelerated vesting of equity compensation awards in the event that the executive is terminated by us other than for cause or disability or if the executive resigns or good reason.
Credit Line. In April 2006, we entered into a line of credit agreement with a financial institution. This line of credit provides for monthly interest-only payments at a variable per annum rate of 3% plus the 30-day LIBOR rate. The amount available under this line of credit ranges from 85% to 92% of cash and investments pledged as collateral with the same financial institution, based upon the amount and security type. There is currently no outstanding balance on this line of credit. In June 2006, we entered into a letter of credit agreement with the same financial institution to secure our payment obligations under our facility operating lease. This letter of credit is for $1,400,000, expires on December 31, 2007 and is secured by our credit line.

Item 2. Management’s Discussion and Analysis or Plan of Operation
You should read the following discussion in conjunction with “Risk Factors” included in our annual report on Form 10-KSB filed by PolyMedix with the Securities and Exchange Commission (the “SEC”) on March 19, 2007 and amendment No. 2 to the registration statement on Form SB-2 filed with the SEC on July 24, 2007 and our unaudited condensed consolidated financial statements included elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include statements regarding our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy our industry trends and other statements regarding matters that are not historical facts. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:
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
Recent Development
On May 9, 2007, we filed an initial registration statement on Form SB-2 with the Securities and Exchange Commission (or “SEC”), which was most recently amended on July 24, 2007 and went effective on July 26, 2007. The registration statement, as amended, covers the offer and sale of units (the “Offering) consisting of our Common Stock and warrants to purchase shares of our Common Stock in a registered direct offering to a limited number of accredited institutional investors to raise up to $30 million dollars in cash from the sale of our securities to support the commercialization of our current and future product candidates, to fund our research and development activities and for general working capital needs. We estimate that the size of the Offering will not exceed $25 million.
We have engaged placement agents in connection with the Offering. The placement agents are not purchasing any of the securities offered in the Offering, nor are they required to sell any specific number or dollar amount of securities, but will arrange for the sale of the securities we are offering on a “best efforts” basis. Because there is no minimum offering amount required as a condition to closing, the actual amount of securities to be sold, the pricing of the units, placement agent fees, and proceeds to us, if any, are not presently determinable and may be substantially less than the maximum $30 million we are seeking in the Offering.
Plan of Operation
Over the next 12 months and going forward, with sufficient available financial resources we intend to pursue the following five research and development programs:
➢	i.v. antibiotic;

➢	anticoagulant (UFH and LMWH) antagonist;

➢	topical ophthalmic antibiotic;

➢	oral antibiotic; and

➢	antimicrobial polymers for biomaterials applications.
We are currently conducting advanced preclinical development and lead optimization for our i.v. antibiotic and our UFH and LWMH antagonist product candidates and evaluating the best commercial and medical opportunities for these products. We plan to submit IND applications for our i.v. antibiotic and our UFH and LMWH antagonist product candidates around the end of 2007. During the next 12 months, we anticipate spending approximately between $7 million and $9 million in research and development costs directly related to these two IND programs.
Based on results of future efficacy studies, toxicology studies and specific timings for IND filings, we plan to select our first product candidate, either the i.v. antibiotic or UFH and LMWH antagonist, for commencement into Phase I human clinical trials. We plan to continue to advance a second product candidate, either the i.v. antibiotic or UFH and LMWH antagonist, through preclinical development. Upon securing future additional capital resources, we plan to commence Phase I human clinical trials for our second product candidate, conduct additional preclinical development for an ophthalmic antibiotic indication and further develop our polymer biomaterials programs.
We estimate that it will cost at least $50 million in direct development costs over 36-42 months to file an NDA and thus bring to market each of our i.v. antibiotic product candidate and our UFH and LMWH antagonist product candidate (at least $100 million for both product candidates). Our general commercialization strategy for these product candidates, if regulatory approval is obtained, is to:

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
While we believe our current cash and investment balances are adequate to fund our operations at least through the first quarter of 2008, we will require additional capital resources, including the net proceeds from additional equity and debt financing transactions, in order to adequately fund our research and development activities beyond the first quarter of 2008. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors, many of which we cannot control, including:
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
In order to continue the efforts outlined above, we will need to secure additional financing. However, no assurance can be given that necessary additional financing will be available on terms acceptable to us, if at all. If adequate additional funds are not available when required, we may have to delay, scale-back or eliminate certain aspects of our research, drug discovery or development activities or certain other portions of our operations and, as a result, our business may be materially and adversely affected.
Results of Operations
Grant and research revenues were $168,000 and $401,000 for the three and six-month periods ended June, 30, 2007, respectively, compared to $265,000 and $282,000 for the three and six-months ended June 30, 2006, respectively. The respective decrease and increase in grant and research revenue for the three and six-month periods ended June 30, 2007 compared to the same period a year ago were the result of the timing of expenditures related to our three-year $2,900,000 National Institute of Health (NIH) grant which was awarded in April 2006 in support of our development of our i.v. antibiotic product candidate.
Research and development expenses were $2,407,000 and $3,682,000 for the three and six-month periods ended June 30, 2007, respectively, compared $637,000 and $1,148,000 for the same periods a year ago. The increases were the result of increased headcount and outside laboratory research costs associated with our preclinical development and lead optimization of our antimicrobial and anticoagulant antagonist programs.
General and administrative expenses were approximately $1,188,000 and $2,264,000 for the three and six-month periods ended June 30, 2007, respectively, compared to $1,114,000 and $2,090,000 for the same periods a year ago. The increases were primarily the result of increased accounting, legal and investor relations costs.
Interest income was $143,000 and $312,000 for the three and six-month periods ended June 30, 2007, respectively, compared to $170,000 and $261,000 for the same periods a year ago. The changes were the result of decreasing cash balances offset by increasing increased interest rates.
Historical Cash Flows
Operating Activities. Cash used in operating activities during the six-month periods ended June 30, 2007 was approximately $3,899,000, compared to approximately $1,819,000 for the six-month periods ended June 30, 2006. The increase was attributed primarily to increased research and development expenses and increased general and administrative expenses.
Investing Activities. Cash used for investing activities represents cash paid for the purchase of, and proceeds received from, the maturity of investments and cash paid for property and equipment. During the six-month periods ended June 30, 2007, $196,000 and $5,973,000 was used to purchase property and equipment and investments, respectively, and $6,000,000 was received from the maturities of investments. During the six-month periods ended June 30, 2006, $110,000 and $4,958,000 was used to purchase property and equipment and investments, respectively.
Financing Activities. We have financed our operating and investing activities primarily from the proceeds of private placements of common and preferred stock. During the six-month periods ended June 30, 2007, we paid $107,000 in financing costs, received $183,000 from the exercise of stock options and paid $34,000 in principal associated with our capital leases. During the six-month periods ended June 30, 2006, we received net proceeds of $3,720,000 in connection with the placement of our Series 1 Preferred Stock.
Liquidity and Capital Resources
As of June 30, 2007 and at December 31, 2006, we had cash and investments balances of approximately $10.6 million and $14.5 million, respectively, and total liabilities of approximately $3.1 million and $1.4 million, respectively. The decrease in our cash and investments balances was attributable to cash spent to fund our operations.
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
We believe our current cash balance is adequate to fund operations to the end of the first quarter of 2008 if other factors do not negatively impact our cash balance. We do anticipate requiring additional capital to fund our operations beyond the first quarter of 2008 to fund the research, development and commercialization of our product candidates.
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
We expect to seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, and from other sources. To this end, on May 9, 2007, we filed an initial registration statement on Form SB-2 with SEC, which was most recently amended on July 24, 2007 and went effective on July 26, 2007. The registration statement, as amended, covers the offer and sale of units consisting of our Common Stock and warrants to purchase shares of our Common Stock in a registered direct offering to a limited number of accredited institutional investors to raise up to $30 million dollars in cash from the sale of our securities to support the commercialization of our current and future product candidates, to fund our research and development activities and for general working capital needs. We estimate that the size of the Offering will not exceed $25 million.
We have engaged placement agents in connection with the Offering. The placement agents are not purchasing any of the securities offered in the Offering, nor are they required to sell any specific number or dollar amount of securities, but will arrange for the sale of the securities we are offering on a “best efforts” basis. Because there is no minimum offering amount required as a condition to closing, the actual amount of securities to be sold, the pricing of the units, placement agent fees, and proceeds to us, if any, are not presently determinable and may be substantially less than the maximum $30 million we are seeking in the Offering.
In April 2006, we entered into a line of credit agreement with a financial institution. This line of credit provides for monthly interest-only payments at a variable per annum rate of 3% plus the 30-day LIBOR rate. The amount available under this line of credit ranges from 85% to 92% of cash and investments pledged as collateral with the same financial institution, based upon the amount and security type. There is currently no outstanding balance on this line of credit. In June 2006, we entered into a letter of credit agreement with the same financial institution to secure our payment obligations under our facility operating lease. This letter of credit is for $1,400, expires on December 31, 2007 and is secured by our credit line.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(c)(2) of Regulation S-B.
Item 3. Controls and Procedures.
Conclusions regarding disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule

13a-15(e) or 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, and also accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure as specified in SEC rules and forms.
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

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
On June 4, 2007, we held our Annual Meeting of Stockholders (the “Meeting”). At the Meeting, there were 28,543,371 eligible votes and the following proposals were considered:
1.	To elect six directors to the Board of Directors for a term of one (1) year and until a successor is duly elected and qualified. Each of the nominees was elected by the margin indicated below:

	Number of Shares	Number of Shares
Nominee	Voted For	Withheld
Mr. Nicholas Landekic	16,221,533	0
Mr. Frank Slattery, Jr.	16,221,533	0
Mr. Frank M. DeLape	16,203,135	18,398
Dr. William N. Kelley	16,221,533	0
Dr. Michael E. Lewis	16,221,533	0
Mr. Shaun F. O’Malley	16,221,533	0
2.	To approve an amendment to the Company’s Certificate of Incorporation increasing the number of shares of capital stock the Company is authorized to issue from 50,000,000 shares to 100,000,000 shares. A copy of the amendment is attached as Exhibit 3.1 to this Report. The amendment was approved by the margin indicated below:

Number of Shares	Number of Shares
Voted For	Voted Against	Abstentions	Broker Non-Votes
15,221,784	999,749	0	0
3.	To approve an amendment to the Company’s Certificate of Incorporation to provide the Company’s Board of Directors with authority to amend the Company’s Bylaws. A copy of the amendment is attached as Exhibit 3.1 to this Report. The amendment was approved by the margin indicated below:

Number of Shares	Number of Shares
Voted For	Voted Against	Abstentions	Broker Non-Votes
16,094,762	126,771	0	0
4.	To approve an amendment to the Company’s Certificate of Designations of Series 1 Convertible Preferred Stock to provide for the automatic and immediate conversion of each share of Series 1 Preferred Stock into 2.247 shares of Company Common Stock. A copy of the amendment is attached as Exhibit 3.2 to this Report. The amendment was approved by the margin indicated below:

Number of Shares	Number of Shares
Voted For	Voted Against	Abstentions	Broker Non-Votes
16,150,182	71,351	0	0
5.	To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. The ratification of the appointment of the independent registered public accounting firm was approved by the margin indicated below:

Number of Shares	Number of Shares
Voted For	Voted Against	Abstentions	Broker Non-Votes
16,221,533	0	0	0

Item 6. Exhibits
Exhibit 31.1 — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1 — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PolyMedix, Inc.

August 9, 2007	By:	/s/ Nicholas Landekic

Date		Nicholas Landekic President & Chief Executive Officer (Principal Executive Officer)

August 9, 2007	By:	/s/ Edward F. Smith

Date		Edward F. Smith Vice President, Finance & Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.