Form 10QSB
period 2007-09-30
POLYMEDIX INC
filed 2007-11-09
CIK 1341843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007

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
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
As of November 8, 2007, the issuer had 28,557,677 shares of issued and outstanding common stock, par value $0.001 per share.
Transitional Small Business Disclosure Format (Check One):   Yes ☐   No ☑

POLYMEDIX, INC.
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS – as of September 30, 2007 and December 31, 2006	3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – for the Three and Nine-Months Ended September 30, 2007 and 2006 and for the Period from August 8, 2002 (Inception) to September 30, 2007	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – for the Nine-Months Ended September 30, 2007 and 2006 and for the Period from August 8, 2002 (Inception) to September 30, 2007	5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	11

Item 3. Controls and Procedures	16

PART II — OTHER INFORMATION

Item 4. Exhibits	17

SIGNATURES	17

EXHIBITS INDEX	18
LANDEKIC CERTIFICATION PURSUANT TO SECTION 302
SMITH CERTIFICATION PURSUANT TO SECTION 302
CERTIFICATIONS PURSUANT TO SECTION 906

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$2,409	$8,601
Short-term investments	6,052	5,928
Prepaid expenses and other current assets	969	60

Total current assets	9,430	14,589

Property and Equipment:
Computers	226	189
Office furniture and lab equipment	838	479
Accumulated depreciation	(246)	(115)

Total property and equipment	818	553

TOTAL ASSETS	$10,248	$15,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,852	$498
Accrued expenses	953	473
Short-term portion of capital lease obligation	128	31

Total current liabilities	2,933	1,002

Deferred rent	556	325
Long-term portion of capital lease obligation	136	69

Total liabilities	3,625	1,396

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred Stock ($0.001 par value; 10,000 shares authorized; 0 and 7,483 issued and outstanding at September 30, 2007 and December 31, 2006, respectively) (Liquidation value $0 and $22,450 at September 30, 2007 and December 31, 2006, respectively)	—	7
Common Stock ($0.001 par value; 90,000 shares authorized; 28,545 and 12,480 issued and outstanding at September 30, 2007 and December 31, 2006, respectively)	29	12
Additional paid-in capital	28,503	27,437
Deficit accumulated during the development stage	(21,915)	(13,709)
Unrealized gain(loss) on available for sale securities	6	(1)

Total stockholders’ equity	6,623	13,746

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,248	$15,142

The accompanying notes are an integral part of these consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

					For the period
					August 8, 2002
	Three-Months Ended		Nine-Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
Revenues:
Grant and research revenues	$599	$365	$1,000	$647	$2,321

Total revenues	599	365	1,000	647	2,321

Operating Expenses:
Research and development	2,414	926	6,096	2,074	13,958
General and administrative	1,272	995	3,536	3,085	11,462

Total operating expenses	3,686	1,921	9,632	5,159	25,420

Other Income:
Interest income	114	230	426	491	1,184

Total other income	114	230	426	491	1,184

Net loss	$(2,973)	$(1,326)	$(8,206)	$(4,021)	$(21,915)

Conversion inducement and dividends on Series 1 preferred stock	—	(320)	(2,247)	(939)	(5,273)

Net loss attributable to common stockholders	$(2,973)	$(1,646)	$(10,453)	$(4,960)	$(27,188)

Net loss per common share - basic and diluted	$(0.10)	$(0.13)	$(0.47)	$(0.41)

Weighted average common shares outstanding — basic and diluted	28,545	12,290	22,030	12,191

The accompanying notes are an integral part of these consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

			For the period
			August 8, 2002
	Nine-Months Ended		(Inception) to
	September 30,		September 30,
	2007	2006	2007
Cash Flows from Operating Activities:
Net loss	$(8,206)	$(4,021)	$(21,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	131	42	246
Accretion of discount on investment securities	(195)	—	(313)
Stock-based compensation	892	805	4,073
Increase in prepaid expenses and other current assets	(245)	(104)	(305)
Increase in accounts payable, accrued expenses and deferred rent	1,881	639	3,095

Net cash used in operating activities	(5,742)	(2,639)	(15,119)

Cash Flows from Investing Activities:
Cash paid for property and equipment	(215)	(166)	(700)
Purchases of investments	(7,922)	(6,986)	(18,732)
Proceeds from maturities of investments	8,000	2,000	13,000

Net cash used in investing activities	(137)	(5,152)	(6,432)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, net of financing costs	(432)	3,720	23,844
Proceeds from stock option exercises	183	—	183
Principal payments on capital lease obligations	(64)	—	(67)

Net cash provided by (used in) financing activities	(313)	3,720	23,960

Net increase (decrease) in cash and cash equivalents	(6,192)	(4,071)	2,409

Cash and cash equivalents — beginning of period	8,601	15,287	—

Cash and cash equivalents — end of period	$2,409	$11,216	$2,409

Non-Cash Investing Activities:
Property and equipment acquired under capital lease	$228	$—	$331
Capital expenditures acquired on account	$35	$—	$35

Non-Cash Financing Activities:
Conversion inducement and dividends on Series 1 Preferred Stock	$2,247	$—	$5,273
Financing costs in accounts payable	$232	$—	$232
Capital lease obligation	$228	$—	$331
Warrants issued to placement agent	$—	$446	$2,149
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
We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. We anticipate that in order to achieve our operational objectives, our expenses and cash requirements will increase from historical levels. We believe our current cash and investment balances are adequate to fund operations to at least through the first quarter of 2008, if other factors do not negatively impact our cash and investment balance. We will require additional capital to fund our operations beyond the first quarter of 2008 to fund the research, development and commercialization of our product candidates. If additional capital resources are not obtained during 2007, we will scale back or postpone certain development programs until such additional capital resources have been obtained. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors.
On September 19, 2007, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission (or “SEC”), which was most recently amended on November 9, 2007. The registration statement, as amended, covers the offer and sale of units (the “Offering”) consisting of our Common Stock and warrants to purchase shares of our Common Stock in a registered direct offering primarily to a limited number of institutional investors to raise up to $30 million. Proceeds from the Offering will be used to support the commercialization of our current and future product candidates, to fund our research and development activities and for general working capital needs. We estimate that the size of the Offering will not exceed $25 million.
We have engaged a placement agent in connection with the Offering. The placement agent is not purchasing any of the securities offered in the Offering, nor is the placement agent required to sell any specific number or dollar amount of securities, but will arrange for the sale of the securities we are offering on a “best efforts” basis. Because there is no minimum offering amount required as a condition to closing, the actual amount of securities to be sold, the pricing of the units, placement agent fees, and proceeds to us, if any, are not presently determinable and may be substantially less than the estimated size of the Offering.
We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through September 30, 2007 aggregated $21,915,000, and we expect to continue to incur substantial losses in future periods.
Interim Financial Information
The condensed consolidated financial statements include the accounts of PolyMedix, Inc. and its wholly-owned subsidiary, PolyMedix Pharmaceuticals, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The information as of September 30, 2007 and for the periods ended September 30, 2007 and 2006, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to state fairly the financial information set forth in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 included in our annual report on Form 10-KSB filed with the SEC on March 19, 2007.
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
2 – Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (or “FASB”) issued Statement of Financial Accounting Standards (or “SFAS”) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by us in the first quarter of fiscal year 2008. We do not expect SFAS 157 to have a material impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect SFAS 159 to have a material impact on our consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, which is applicable for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. On January 1, 2007, we adopted FIN 48. Prior to the adoption of FIN 48, our policy was to recognize tax benefits of uncertain tax positions unless it was probable that a position would not be sustained.  FIN 48 requires application of a “more likely than not” threshold to the recognition and derecogntion of tax positions. As a result of the adoption of FIN 48, no adjustments were made to retained earnings for unrecognized tax benefits.
We file income tax returns in the U.S. federal jurisdiction and Pennsylvania.  Our policy is to record interest and penalties on uncertain tax positions as income tax expense.  The tax years back to 2002 remain open to examination by the major taxing jurisdictions where we file. Net operating loss and credit carryforwards from earlier periods also remain open to examination by taxing authorities, and will for a period post utilization. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months. Any changes in the future would also have no impact on the effective tax rate due to the existence of a full valuation allowance. As of September 30, 2007, we had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying condensed consolidated financial statements.
3 – Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting of comprehensive income and its components. Comprehensive income consists of reported net income or loss and other comprehensive income (i.e. other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles are excluded from net income or loss as reported on the statement of operations). The comprehensive loss for each of the periods presented approximates the net loss in the condensed consolidated statement of operations.

4 – Short-Term Investments
Short-term investments consist of investment grade fixed income securities with original maturities of greater than three months. All investments are classified as “available for sale”, and are considered current assets. As of September 30, 2007, all short-term investments had maturities of less than one year.
The following summarizes the short-term investments as of September 30, 2007 and December 31, 2006, which were invested solely in U.S. government obligations (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2007	$6,046	$6	$—	$6,052
December 31, 2006	$5,929	$—	$(1)	$5,928
5 – Stock-Based Compensation
We maintain equity compensation plans under which grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards are granted to selected employees, non-employee directors and key advisors. Since our inception on August 8, 2002, we have recognized equity compensation expense over the requisite service period using the Black-Scholes-Merton formula to estimate the fair value of stock options. Beginning January 1, 2006, we adopted SFAS No. 123(R) “Share-Based Compensation” under the modified prospective approach. The following table summarizes the total stock-based compensation expense included in our unaudited condensed consolidated statements of operations (in thousands):

					Period from
	Three-Months Ended		Nine-Months Ended		August 8, 2002
	September 30,		September 30,		(Inception) to
	2007	2006	2007	2006	September 30, 2007
Research and Development	$64	$36	$186	$54	$1,224
General and administrative	357	208	706	751	2,849

Total stock-based compensation expense	$421	$244	$892	$805	$4,073

During the three and nine-months ended September 30, 2007, approximately 755,000 and 1,095,000 stock options were awarded to directors, officers and employees. As of September 30, 2007, there were 5,185,000 shares of Common Stock issuable upon exercise of outstanding stock options and 87,000 shares of Common Stock available for issuance of future equity compensation awards in connection with our equity compensation plans. As of September 30, 2007, there were approximately $1,995,000 of total unrecognized compensation cost related to non-vested stock options, which will be amortized over the weighted average remaining service period of approximately 1.15 years.
6 – Stockholders’ Equity
Common Stock
We are authorized to issue 90,000,000 shares of Common Stock, with a par value of $0.001, of which 28,545,000 and 12,480,000 were issued and outstanding as of September 30, 2007 and December 31, 2006, respectively.

Preferred Stock
We are authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.001, of which 0 and 7,483,000 were issued and outstanding at September 30, 2007 and December 31, 2006, respectively.
In June 2007 our stockholders voted to approve an amendment to our Series 1 Preferred Stock certificate of designations to provide for the automatic and immediate conversion of each share of Series 1 Preferred stock into 2.247 shares of our Common Stock. The number of shares of Common Stock these former holders of the Series 1 preferred stock received as a result of this conversion was the same number of shares of Common Stock that these holders would have been entitled to receive when, under the terms of the Series 1 preferred stock in effect immediately prior to the conversion, the shares were to automatically convert to Common Stock on December 31, 2008. The fair value of the additional shares paid to the then Series 1 Preferred stockholders was approximately $2,247,000, which has been deducted from our net loss in arriving at net loss attributable to Common Stock holders. In addition, notwithstanding the conversion, these former holders of Series 1 preferred stock maintain their weighted average anti-dilution protection through December 31, 2007 so that if we issue certain securities prior to January 1, 2008 at a price per share less than $1.50, these holders will receive a number of additional shares of Common Stock equal to the number of additional shares of Common Stock they would have been entitled to receive upon conversion of the Series 1 preferred stock if a dilutive issuance had occurred prior to the conversion.
Warrants
We issued warrants to purchase 2,822,000 shares of Common Stock in connection with the private placement of Series 1 preferred stock at an exercise price of $1.80 per share to the placement agent of our Series 1 Preferred Stock. These warrants expire on November 8, 2010 and contain weighted average anti-dilution protection if we issue certain securities at a price per share less than $1.80.
Financing Costs
As of September 30, 2007, we had incurred $664,000 in financing costs associated with the Offering of units consisting of our Common Stock and warrants to purchase shares of our Common Stock in a registered direct offering described above in Note 1. These costs are included in prepaid expenses and other current assets at September 30, 2007 and will be offset with the proceeds received from the Offering and included in stockholders equity upon closing of the Offering.
7 – Commitments and Contingencies
Capital Leases
We have entered into lease agreements for laboratory equipment. The initial obligation under these capital leases was approximately $331,000. These equipment leases have terms of up to three years, at interest rates ranging from 9.5% to 11.5%. In connection with these capital leases we paid the following (in thousands):

					Period from
	Three-Months Ended		Nine-Months Ended		August 8, 2002
	September 30,		September 30,		(Inception) to
	2007	2006	2007	2006	September 30, 2007
Principal	$30	$—	$64	$—	$67
Interest	8	—	18	—	19

Total principal and interest	$38	$—	$82	$—	$86

Our future payments under these capital leases are as follows (in thousands):

	Principal	Interest	Total
2007 (October 1 through December 31)	$31	$7	$38
2008	133	19	152
2009	100	4	104

Total minimum lease payments	$264	$30	$294

Operating Lease
In June 2006, we entered into a lease agreement for 24,223 square feet of combined office and laboratory space located in Radnor, Pennsylvania. The initial term of the lease is 12 years. Payments under the lease commenced on December 1, 2006. Our future minimum lease payments under this non-cancelable operating lease are as follows (in thousands):

Operating Leases
2007 (October 1 through December 31)	$81
2008	398
2009	497
2010	589
2011	667
Thereafter	5,001

Total minimum lease payments	$7,233

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
University of Massachusetts. We entered into a sponsored research agreement with the University of Massachusetts, or UMass. Under the terms of this annual renewable agreement, we have the exclusive option to license any intellectual property that may be generated by Dr. Gregory Tew pursuant to research sponsored under the agreement. We may exercise this option by issuing 7,500 shares of our Common Stock to UMass for each $100,000 of research conducted by Dr. Tew. If we exercise this option, we are also required to reimburse UMass for direct patent costs incurred by it for the patents licensed by us. We sponsored $118,000 of Dr. Tew’s research for 2006 and have agreed to sponsor $107,000 of Dr. Tew’s research for 2007.
Other
Agreements with Employees. We have entered into employment agreements with various executives. These agreements provide for severance arrangements and accelerated vesting of equity compensation awards in the event that the executive is terminated by us other than for cause or disability or if the executive resigns for good reason.
Credit Line. In April 2006, we entered into a line of credit agreement with a financial institution. This line of credit provides for monthly interest-only payments at a variable per annum rate of 3% plus the 30-day LIBOR rate. The amount available under this line of credit ranges from 85% to 92% of cash and investments pledged as collateral with the same financial institution, based upon the amount and security type. There is currently no outstanding balance on this line of credit. In June 2006, we entered into a letter of credit agreement with the same financial institution to secure our payment obligations under our facility operating lease. This letter of credit is for $1,400,000, expires on December 1, 2008 and is secured by our credit line.

Item 2. Management’s Discussion and Analysis or Plan of Operation
You should read the following discussion in conjunction with “Risk Factors” included in our annual report on Form 10-KSB filed by PolyMedix with the Securities and Exchange Commission (the “SEC”) on March 19, 2007 and amendment No. 3 to the registration statement on Form SB-2 filed with the SEC on October 24, 2007 and our unaudited condensed consolidated financial statements included elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”
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
Recent Development
On September 19, 2007, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission (or “SEC”), which was most recently amended on November 9, 2007. The registration statement, as amended, covers the offer and sale of units (the “Offering) consisting of our Common Stock and warrants to purchase shares of our Common Stock in a registered direct offering primarily to a limited number of institutional investors to raise up to $30 million dollars in cash from the sale of our securities to support the commercialization of our current and future product candidates, to fund our research and development activities and for general working capital needs. We estimate that the size of the Offering will not exceed $25 million.
We have engaged a placement agent in connection with the Offering. The placement agent is not purchasing any of the securities offered in the Offering, nor is the placement agent required to sell any specific number or dollar amount of securities, but will arrange for the sale of the securities we are offering on a “best efforts” basis. Because there is no minimum offering amount required as a condition to closing, the actual amount of securities to be sold, the pricing of the units, placement agent fees, and proceeds to us, if any, are not presently determinable and may be substantially less than the estimated size of the Offering.
Plan of Operation
Over the next 12 months and going forward, with sufficient available financial resources we intend to pursue the following five research and development programs:
➢	i.v. antibiotic;

➢	anticoagulant (UFH and LMWH) antagonist;

➢	topical ophthalmic antibiotic;

➢	oral antibiotic; and

➢	antimicrobial polymers for biomaterials applications.
We are currently conducting advanced preclinical development and lead optimization for our i.v. antibiotic and our UFH and LWMH antagonist product candidates and evaluating the best commercial and medical opportunities for these products. We plan to submit IND applications for each of our i.v. antibiotic and our UFH and LMWH antagonist product candidates by the end of the first quarter of 2008. During the next 12 months, we anticipate spending approximately between $8 million and $10 million in combined research and development costs directly related to these two IND programs.
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
We also intend to conduct pre-clinical development of our antieach of eabiotic compounds for both topical and oral antibiotic applications. The primary topical application is an opthalmic topical antibiotic for the treatment of eye infections and the primary oral application is a non-absorbed oral antibiotic for the treatment of gastrointestinal infections. Subject to securing additional financing, we hope to file additional IND applications for the ophthalmic topical and non-absorbed oral antibiotic indications.
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
We anticipate that in order to achieve our operational objectives, our expenses and cash requirements will increase from historical levels. We believe our current cash and investment balances are adequate to fund operations to at least through the first quarter of 2008, if other factors do not negatively impact our cash and investment balance. We will require additional capital to fund our operations beyond the first quarter of 2008 to fund the research, development and commercialization of our product candidates. If additional capital resources are not obtained during 2007, we will scale back or postpone certain development programs until such additional capital resources have been obtained. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors, many of which we cannot control, including:
➢	continued progress of and increased spending related to our research and development activities, including our plan to hire additional research and development employees;

➢	progress with preclinical experiments and clinical trials;

➢	increased general and administrative expenses related to our being a reporting company;

➢	prosecuting and enforcing patent claims;

➢	technological and market developments;

➢	the ability to establish product development arrangements;

➢	the cost of manufacturing development;

➢	effective marketing activities and arrangements; and

➢	licensing activity.
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
Results of Operations
Grant and research revenues were $599,000 and $1,000,000 for the three and nine-month periods ended September, 30, 2007, respectively, compared to $365,000 and $647,000 for the three and nine-months ended September 30, 2006, respectively. The respective increases in grant and research revenue for the three and nine-month periods ended September 30, 2007 compared to the same period a year ago were the result of the timing of expenditures related to our three-year $2,900,000 National Institute of Health (NIH) grant which was awarded in April 2006 in support of our development of our i.v. antibiotic product candidate.
Research and development expenses were $2,414,000 and $6,096,000 for the three and nine-month periods ended September 30, 2007, respectively, compared $926,000 and $2,074,000 for the same periods a year ago. The increases were the result of increased headcount and outside laboratory research costs associated with our preclinical development, lead optimization, and manufacturing scale-up of our antimicrobial and anticoagulant antagonist programs.
General and administrative expenses were approximately $1,272,000 and $3,536,000 for the three and nine-month periods ended September 30, 2007, respectively, compared to $995,000 and $3,085,000 for the same periods a year ago. The increases were primarily the result of increased accounting, legal and investor relations costs.
Interest income was $114,000 and $426,000 for the three and nine-month periods ended September 30, 2007, respectively, compared to $230,000 and $491,000 for the same periods a year ago. The changes were the result of decreasing cash balances offset by increasing increased interest rates.
Historical Cash Flows
Operating Activities. Cash used in operating activities during the nine-month period ended September 30, 2007 was approximately $5,742,000, compared to approximately $2,639,000 for the nine-month period ended September 30, 2006. The increase was attributed primarily to increased research and development expenses and increased general and administrative expenses.
Investing Activities. Cash used for investing activities represents cash paid for the purchase, and proceeds received from the maturity of investments and cash paid for property and equipment. During the nine-month period ended September 30, 2007, $215,000 and $7,922,000 was used to purchase property and equipment and investments, respectively, and $8,000,000 was received from the maturities of investments. During the nine-month period ended September 30, 2006, $166,000 and $6,986,000 was used to purchase property and equipment and investments, respectively, and $2,000,000 was received from the maturities of investments.
Financing Activities. We have financed our operating and investing activities primarily from the proceeds of private placements of common and preferred stock. During the nine-month period ended September 30, 2007, we paid $432,000 in financing costs, received $183,000 from the exercise of stock options and paid $64,000 in principal associated with our capital leases. During the nine-month period ended September 30, 2006, we received net proceeds of $3,720,000 in connection with the placement of our Series 1 Preferred Stock.

Liquidity and Capital Resources
As of September 30, 2007 and at December 31, 2006, we had cash and investments balances of $8,461,000 and $14,529,000, respectively, and total liabilities of approximately $3,625,000 and $1,396,000, respectively. The decrease in our cash and investments balances and increase in our liabilities were attributable to cash spent and liabilities incurred to fund our operations.
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
We anticipate that in order to achieve our operational objectives, our expenses and cash requirements will increase from historical levels. We believe our current cash and investment balances are adequate to fund operations to at least through the first quarter of 2008, if other factors do not negatively impact our cash and investment balance. We will require additional capital to fund our operations beyond the first quarter of 2008 to fund the research, development and commercialization of our product candidates. If additional capital resources are not obtained during 2007, we will scale back or postpone certain development programs until such additional capital resources have been obtained.
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
We expect to seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, and from other sources. To this end, on September 19, 2007, we filed a registration statement on Form SB-2 with the SEC, which was most recently amended on November 9, 2007. The registration statement, as amended, covers the offer and sale of units consisting of our Common Stock and warrants to purchase shares of our Common Stock in a registered direct offering primarily to a limited number of institutional investors to raise up to $30 million dollars in cash from the sale of our securities to support the commercialization of our current and future product candidates, to fund our research and development activities and for general working capital needs. We estimate that the size of the Offering will not exceed $25 million.
We have engaged a placement agent in connection with the Offering. The placement agent is not purchasing any of the securities offered in the Offering, nor is the placement agent required to sell any specific number or dollar amount of securities, but will arrange for the sale of the securities we are offering on a “best efforts” basis. Because there is no minimum offering amount required as a condition to closing, the actual amount of securities to be sold, the pricing of the units, placement agent fees, and proceeds to us, if any, are not presently determinable and may be substantially less than the estimated size of the Offering.
In April 2006, we entered into a line of credit agreement with a financial institution. This line of credit provides for monthly interest-only payments at a variable per annum rate of 3% plus the 30-day LIBOR rate. The amount available under this line of credit ranges from 85% to 92% of cash and investments pledged as collateral with the same financial institution, based upon the amount and security type. There is currently no outstanding balance on this line of credit. In June 2006, we entered into a letter of credit agreement with the same financial institution to secure our payment obligations under our facility operating lease. This letter of credit is for $1,400,000, expires on December 1, 2008 and is secured by our credit line.

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

PolyMedix, Inc.

November 9, 2007	By:	/s/ Nicholas Landekic

Date	Nicholas Landekic
President & Chief Executive Officer (Principal Executive Officer)

November 9, 2007	By:	/s/ Edward F. Smith

Date	Edward F. Smith
Vice President, Finance & Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit No.	Description of Exhibit
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.