Form 10-K
period 2007-12-31
POLYMEDIX INC
filed 2008-03-27
CIK 1341843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for The Transition Period From
                    To
Commission file number: 000-51895
POLYMEDIX, INC.
(Exact name of Registrant as specified in its charter)

Delaware	27-0125925
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
170 N. Radnor-Chester Road; Suite 300
Radnor, PA 19087
(Address of principal executive offices including zip code)

(484) 598-2332
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐
Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2007 was approximately $50,504,000 (based on the closing sales price of the registrant’s common stock on that date ($2.10)).
The number of shares of the issuer’s common stock outstanding as of March 26, 2008 was 32,068,726.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2008 Annual Meeting of Stockholders to be held within 120 days of the end of its fiscal year, is incorporated by reference into Part III of this Annual Report on Form 10-K.

-i-

Note Regarding Forward-Looking Statements.
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include statements regarding our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy our industry trends and other statements regarding matters that are not historical facts. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:
➢	our need for and available of substantial capital to fund our operations and clinical trials planned for 2008 and beyond;

➢	the timing of our product development and evaluation;

➢	the timing and magnitude of expenditures we may incur in connection with our ongoing research and development activities;

➢	the results of our preclinical and clinical trials, including regulatory approvals;

➢	the timing and financial consequences of our formation of new business relationships and alliances; and

➢	the timing and volume of sales of products for which we obtain marketing approval.
You should keep in mind that any forward-looking statement made by us in this report speaks only as of the date of this report. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report.

-ii-

PART I
Item 1. Business.
This Business section outlines both how we perceive the current status of our business initiatives as well as our plans to further develop our business and product portfolio. We do not currently have the funding resources necessary to carry out all of our short and long-term operating activities. We plan to secure additional funding during 2008. If we are unable to secure adequate additional funding, we will delay, scale-back or eliminate certain of our research, drug discovery or development activities or certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding.
SUMMARY:
We are a biotechnology company focused on treating life threatening, serious, infectious diseases and acute cardiovascular disorders with synthetic small molecule compounds that mimic the activity of large natural protein molecules, compounds referred to as biomimetics. Using our proprietary computational drug design technology, we have created novel defensin mimetic antibiotic compounds, heparin antagonist compounds (or “heptagonist”) and other drug compounds intended for human therapeutic use. The following chart illustrates the current stage of development of our internally developed pipeline along with planned development timings for our two lead clinical programs:

Product Candidate	Discovery	Drug Development	IND	Phase 1		Phase II
				Start	Finish	Start	Finish
Clinical Stage Compounds:
PMX-30063 (defensin mimetic i.v. antibiotic)				Q2 2008	Q4 2008	Q1 2009	Q4 2009

PMX-60056 — Heptagonist (UFH and LMWH reversing agent)				Q2 2008	Q4 2008	Q1 2009	Q4 2009

Pre-Clinical Stage Compounds:
PMX-30063* (defensin mimetic ophthalmic antibiotic)

PMX-70004, PMX-50003* (defensin mimetic polymer biomaterial)

PMX-30063* (defensin mimetic oral antibiotic)

PMX-10098* (defensin mimetic anti-fungal/viral)

PMX-20005 * (angiogenesis inhibitor)

*	Program on hold pending additional financing
Clinical Stage Compounds:
Defensin mimetic antibiotics are compounds that have a novel mechanism-of-action that mimics the antimicrobial activity of host defense proteins, a group of proteins naturally found in most higher forms of life including humans, which provide the first line of defense against bacterial infections. We believe that bacteria are less likely to develop resistance to antibiotic products with this mechanism-of-action than currently marketed antibiotics. Most antibiotics exert their activity by interacting with a specific biochemical molecular target or pathway, such as an enzyme. Bacteria can often develop mutations in these molecular targets in a process called “target mutation”, which renders the antibiotic drug unable to interact with its intended biochemical target. Additionally, bacteria can sense that a foreign chemical has entered its cell and can pump it out before it can bind to its intended biochemical target, through a process called efflux. Both of these factors can cause bacteria to become drug-resistant. Instead of relying on a specific molecular target that can mutate, our product candidates target the entire bacterial cell membrane. Our defensin mimetic antibiotic product candidates destabilize the bacterial cell membrane and cause either leakage of cellular content or complete disruption of the membrane, which results in bacterial cell death. Additionally, because our product candidates target the bacterial cell membrane and do not have to enter the cell, the opportunity for bacterial efflux is reduced. We believe this mechanism-of-action makes it unlikely for bacteria to develop resistance to our defensin mimetic antibiotic product candidates.
Worldwide, the hospital antibiotic market is $8 billion, treating approximately seven million patients per year and the total worldwide antibiotic market is $26 billion, treating approximately 49 million patients per year. According to the Centers for Disease Control and Prevention, or CDC, bacterial infections are the fourth leading cause of death in the U.S. and are one of the fastest growing causes of death. Because of the increasing rate of bacterial resistance and the corresponding death rate, we believe there is a significant medical and market need for a new class of antibiotics, defensin mimetics, with a novel mechanism of action designed to make it unlikely for bacteria to develop resistance.
We are currently working to scale up manufacturing of clinical supplies for our lead antibiotic compound, PMX-30063, under GMP (Good Manufacturing Practices) conditions. The GLP (Good Laboratory Practices) compliant toxicology, safety pharmacology and genotoxicity studies have been completed, which indicate that an effective therapeutic index for PMX-30063 may be achieved. We expect that our first defensin mimetic antibiotic product candidate will be an i.v. formulation intended to treat respiratory tract infections, urinary tract infections and complicated skin and soft tissue infections, including gynecological infections. We anticipate that the bacterial targets of PMX-30063 will include drug resistant strains, particularly broadly targeting the various strains of Staph bacteria. We expect to file an Investigative New Drug application, or IND, (or foreign equivalent) for PMX-30063 and commence Phase I human clinical trials during the second quarter of 2008. The Phase I studies will include (i) a single dose study of healthy volunteers receiving PMX-30063 at various dose levels (Phase 1A) and (ii) a multi-dose study of healthy volunteers who receive PMX-30063 at various dose levels (Phase 1B). The primary endpoint for the two Phase 1 studies will be a safety assessment. We plan to complete the Phase 1A study in the third quarter of 2008 and plan to complete the Phase 1B study in the fourth quarter of 2008. Phase II studies are planned for 2009. If adequate financing is not secured during the first half of 2008, we will delay or scale-back this program until additional funding is secured.
Heptagonists such as PMX-60056, our second development program, are compounds that bind to and thereby reverse the anticoagulant effects of heparin, a class of commonly used blood clot prevention drugs. Unfractionated heparin (or UFH) is commonly used in numerous surgical applications, such as cardiothoracic procedures, and Low Molecular Weight Heparins (or LMWH) are commonly used in patients under longer-term administration, because of their ease of administration and longer half-life. Overdoses of UFH or LMWH are dangerous due to potentially life-threatening bleeding. While widely used, UFH and LMWH have the possibility of adverse bleeding side effects, which requires frequent monitoring. Protamine is the only available reversing agent for UFH. It is used as both an antidote in the event of overdose and, more commonly, in standard treatment following coronary artery bypass grafts in which post-operative treatment involves administering protamine to counter the action of UFH, which is to prevent blood clots while a patient is on a heart-lung support machine. While widely used to reverse UFH, protamine has a number of adverse side effects, including bleeding, difficulty and complexity in dose titration, allergic reactions, immunogenicity, and abnormal clot formation, all of which require frequent monitoring and follow up. As a result, there is a significant medical and market need for a safer UFH antagonist. Additionally, there is currently no approved antagonist agent for LMWH.
Worldwide, we estimate that approximately two million extracorporeal blood procedures, including cardiothoracic procedures, are performed per year that utilize heparin and may require UFH reversal, and approximately twelve million patients receive LMWH per year for a variety of uses, including deep vein thrombosis, post heart attack, cancer, and atrial fibrillation. There have been several published studies which demonstrate that up to 20% of LMWH patients experience clinically significant bleeding, and up to 4% of cases are considered to be serious or life threatening. The availability of an antidote to LMWH would allow patients experiencing a LMWH bleeding event to be pharmaceutically treated. Additionally, the availability of a reversing agent for LMWH could allow LMWH to be used in cardiothoracic surgical procedures or in patients who may need to undergo re-operation. Thus, an LMWH antagonist could substantially increase the market and sales of LMWH drugs.
We are currently working to scale up manufacturing of clinical supplies for our lead heptagonist compound, PMX-60056, under GMP conditions. The GLP compliant toxicology, safety pharmacology and genotoxicity studies have been completed, which indicate that an effective therapeutic index for PMX-60056 may be achieved. We expect to file an IND (or foreign equivalent) for PMX-60056 and, with additional financing, expect to commence Phase I human clinical trials during the second quarter of 2008. The Phase I studies will include (i) a study of healthy volunteers receiving PMX-60056 at various dose levels (Phase 1A) and (ii) a study of heparinized healthy volunteers who receive PMX-60056 at various dose levels (Phase 1B). While the primary endpoint for the two Phase 1 studies will be a safety assessment, we also will be able to gather efficacy data in the Phase 1B study. We plan to complete the Phase 1A study in the third quarter of 2008 and plan to complete the Phase 1B study in the fourth quarter of 2008. Phase II studies are planned for 2009. If adequate financing is not secured during the first half of 2008, we will delay or scale-back this program until additional funding is secured.
Pre-Clinical Stage Compounds:
In order to achieve the best balance of financial rate of return with risk and timing to market, we also intend, pending sufficient additional financing, to conduct pre-clinical development of our antibiotic compounds for both topical and oral antibiotic applications. The initial topical application we are pursuing is an ophthalmic antibiotic for the treatment of eye infections, and the initial oral application we are investigating is a non-absorbed antibiotic for the treatment of gastrointestinal infections such as Clostridium difficile. Pending sufficient additional financing, we hope to advance pre-clinical development and file additional IND applications for the ophthalmic topical and non-absorbed oral antibiotic indications.
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
CLINICAL PROGRAMS:
Defensin Mimetic Antibiotic Product Candidate
Market Opportunity
Worldwide, more than seven million patients are hospitalized each year for bacterial infections, with approximately 49 million total patients being treated for infections. Approximately 90,000 people in the U.S. die as a result of healthcare acquired infections according to the CDC. According to a 2001 article published in Emerging Infectious Diseases, healthcare-acquired infections cost approximately $4.5 billion annually in the U.S. The same article estimates that drug-resistant bacteria cause more than 70% of healthcare-acquired infections. A February 2008 report from the Association for Professionals in Infection Control and Epidemiology (APIC) estimates that 70% of infections may now be resistant to antibiotics. As drug-resistance continues to spread, the need for potent novel antibiotic drugs increases.
According to DataMonitor, a provider of healthcare market analysis data, the world’s antibiotic market was approximately $25.5 billion in 2005 after growing at a compound annual growth rate of 5.1% between 2001 and 2005. DataMonitor further estimates that the U.S. market for all antibiotic drugs was approximately $10.8 billion in 2004. The portion of the antibiotic market that we initially intend to target is the North American acute-care hospital market. This market includes intravenous or subcutaneously infused products that are administered, or at least prescribed, in the hospital. According to IMS Health, another leading provider of healthcare market analysis data, the size of this market during the twelve months ended August 2004 was approximately $3 billion.
Host Defense Proteins
Our small molecule defensin mimetic antibiotic product candidates mimic the activity of host defense proteins. Host defense proteins are part of the innate immune system. In the human body, host defense proteins primarily exist in the respiratory tract, the urogenital tract, the gastrointestinal track and the epidermal tissues under the skin, all locations where microbial pathogens first enter the human body, and represent a first line of defense against bacterial attack. Host defense proteins are also important because they act rapidly against bacteria, unlike other parts of the immune system that take longer to work.
Host defense proteins use a simple, but effective method for killing bacteria. They target bacterial membranes and disrupt them using a combination of two mechanisms. At low doses, these antimicrobial proteins associate in membranes causing membrane thinning and formation of transient pores leading to membrane permeabilization and leakage of cellular ions and metabolites, which results in the killing of the bacterial cell. At higher doses, they cause generalized disruption of the bilayer structure of the membrane, leading to the complete breakdown of the bacterial membrane and leakage of cellular contents, which results in the killing of the bacterial cell.
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
By contrast, host defense proteins physically disrupt the cell from the outside. The mechanism-of-action of the host defense proteins makes it difficult for bacteria to develop resistance because of several reasons:
➢	they do not have to enter the bacterial cell to work;

➢	they act quickly, killing bacteria within minutes of exposure, thereby limiting the bacterial response time; and

➢	in order to develop effective defenses, the bacteria would have to alter the structure of its cell membrane, which is a highly complex multi-step response that would likely reduce the ability of the newly mutated bacteria to grow and survive in a natural environment due to changes in membrane transport of essential nutrients and wastes.
It has been documented in many studies published by the American Society of Microbiology and others that susceptible bacteria do not readily develop resistance to host defense proteins under experimental conditions where resistance readily develops against conventional antibiotics. Furthermore, bacteria remain sensitive to the host defense proteins despite hundreds of millions of years of evolution in which bacteria have been exposed to host defense proteins’ antimicrobial mechanism-of-action.
Another favorable attribute of host defense proteins is that they selectively target bacteria and not mammalian cells, by recognizing the differences in the composition of bacterial and mammalian cell membranes. The outer surface of bacterial cell membranes is more negatively charged than mammalian cells. Bacterial cell membranes also lack cholesterol, an essential component of all mammalian membranes. Host defense proteins specifically target membranes that lack cholesterol and have a high degree of negative electrical charge. Therefore, they selectively attack bacterial cell membranes while mitigating harm to mammalian cells.
We believe that the host defense proteins provide an attractive mechanistic approach for the development of a new type of antibiotic therapeutic drug due to their strong antimicrobial activity, unique mechanism-of-action for which bacterial resistance appears less likely to develop, and selective targeting of bacteria but not mammalian cells. Attempts were made in the past by other companies to develop natural host defense proteins as novel antibiotics. Those products lacked robust activity in models of systemic infection, and were studied for niche topical applications, likely as a result of their limited systemic availability. None of them has been successfully commercialized to date because of difficulties relating to some of the inherent complexities associated with protein drugs: a lack of systemic bioavailability and stability. For systemic applications, all protein drugs have a number of limitations, including often not being bioavailable with either injectable or oral administration, often expensive to produce, often unstable even with intravenous administration, and at risk of eliciting immunological reactions which can neutralize their activity.

Our Approach
We have developed PMX-30063, our lead defensin mimetic antibiotic product candidate, and other novel small molecule defensin mimetic antibiotics that mimic the activity of host defense proteins. We are seeking to commercialize these defensin mimetic compounds as antibiotics in a variety of forms to combat drug-resistant bacterial infections. PMX-30063 and other defensin mimetic antibiotic product candidates are completely synthetic, which make them easier and less expensive to produce than proteins. Importantly, our small molecule compounds demonstrate activity in animal models of systemic infection, activity that was lacking in past attempts to develop natural host defense proteins. These defensin mimetic antibiotic product candidates may be developed in a variety of formulations, including injectable, tablet and topical, for a wide range of antibiotic applications. The results of our preclinical experiments for PMX-30063 and other defensin mimetic antibiotic product candidates suggest several advantages compared to other marketed antibiotics. Such advantages include:
➢	Broad spectrum of activity, including against resistant bacterial strains. By acting on bacterial cell membranes, we believe our antibiotics will be effective against a broad range of Gram-positive and Gram-negative pathogens. In our in vitro efficacy studies, our defensin mimetic antibiotic product candidates as a class demonstrated potent antibacterial activity on hundreds of common bacterial pathogens. To support our initial clinical target of broad treatment of Staphylococcus infections, we have also demonstrated activity against 148 different strains and species of Staph, including 89 drug-resistant strains. The antibacterial activity of our defensin mimetic antibiotic product candidates has also been demonstrated in animal models of systemic infections.

➢	Lower likelihood for the development of drug-resistance. It is very difficult for bacteria to develop drug resistance to natural antimicrobial host defense proteins because these proteins act on bacterial membranes rather than on a single, mutable molecular target, such as an enzyme. Because our defensin mimetic antibiotic product candidates are designed to have the same mechanism-of-action as host defense proteins, we anticipate them to have a similar lower likelihood of developing bacterial resistance compared to conventional antibiotics. This reduced likelihood of bacterial resistance has also been demonstrated in laboratory serial passage experimental studies.

➢	Potentially faster acting than other antibiotics. In time-kill studies, our defensin mimetic antibiotic product candidates act quickly when bacteria are exposed to them. We observed bactericidal activity in a matter of minutes after exposure to our defensin mimetic antibiotic product candidates. In contrast, many currently marketed drugs can take hours or even several days to show effect.
Preclinical Experiments
Our preclinical research indicates that PMX-30063, our lead defensin mimetic antibiotic product candidate, has a number of favorable attributes, including relatively low molecular weight, potent and broad spectrum antibacterial activity, low cytotoxicity, good tolerance in acute toxicity and repeat dose animal experiments and strong efficacy in animal models of bacterial infection. Our defensin mimetic antibiotic product candidates have demonstrated efficacy in preclinical experiments against strains of bacteria that are currently resistant to one or more classes of currently available antibiotics. Due to the novel mechanism-of-action of our product candidates and the results of our preclinical research, we believe it is less likely that resistance will develop against our defensin mimetic antibiotic product candidates compared with conventional antibiotic drugs. The results of certain of our preclinical experiments for PMX-30063 are discussed below.
Bacterial Resistance
We employed a serial passage method to measure the potential development of bacterial drug resistance to PMX-30063. In serial passage experiments, bacteria are repeatedly exposed to sub-lethal concentrations of a drug, which accelerates the over-growth of mutant forms of bacteria that are resistant to the action of an antibiotic drug. In our experiments, we compared PMX-30063 with norfloxacin, a widely used broad-spectrum antibiotic drug. Resistance by Staph bacteria, including MRSA, was readily observed for norfloxacin, whereas no resistance was observed for PMX-30063. In similar studies performed by a contract research organization, no resistance developed to our defensin mimetic antibiotic compounds when bacterial strains that were resistant to other antibiotics were used in the test. These results are consistent with those that have been previously demonstrated with host defense proteins.

Pharmacokinetics
Pharmacokinetics is the study of how a compound behaves in the body. Efficacy studies determine how effective a compound is for its intended use, in this case, PMX-30063 as an antibiotic agent. Pharmacokinetic and efficacy studies are performed to establish the most effective dosage levels. Pharmacokinetic analysis has been completed for PMX-30063 in a mouse model. In these experiments, blood samples were collected at nine time points over 24 hours and quantified. One of the important measurements in these blood sample studies is half-life, which measures the time it takes for half of an administered dose of compound to be cleared from the body. These measurements guide how often a compound needs to be administered. PMX-30063 generally exhibited half-lives in the range of 0.81 hours to 2.66 hours, which is comparable to the half-life of several antibiotics widely used in the hospital setting.
Proteins and other components in blood can have significant effects on the activities of drug candidates, such as loss of antimicrobial activity. Our preclinical research suggests that PMX-30063 is stable and the antimicrobial activity is maintained in the presence of blood serum. These serum-effect profiles compare very favorably with many marketed antibiotic drugs.
In Vitro Activity
PMX-30063 has demonstrated potent and selective in vitro antibacterial activity. In our preclinical experiments, PMX-30063 demonstrated potent activity against both Gram-positive and Gram-negative bacteria, two general classes of bacteria, as well as fungi. Potent activity is found against bacteria isolated from human infections including two important hospital pathogens, methicillin-resistant S. aureus, or MRSA, and vancomycin resistant enterococcus, or VRE. Overall, our defensin mimetic antibiotic compounds as a class have demonstrated antimicrobial activity against a broad spectrum of over 100 strains of bacteria, including clinical isolates of Gram-positive and Gram-negative bacteria.
In Vitro Metabolism
Metabolism studies seek to determine what happens to a compound after it has been administered to a body, if it is changed in the body, and how it may be eliminated from the body. PMX-30063 has been tested for stability in the presence of mouse and human liver microsomes to investigate the extent to which liver metabolism could be a factor upon compound administration. PMX-30063 demonstrated high stability in the presence of liver microsomes. This data suggests that PMX-30063 should be metabolically stable.
Animal Efficacy and Toxicology Studies
The following animal efficacy and toxicology data provides important proof-of-concept information that we believe supports development of PMX-30063 as a novel antibacterial agent for systemic infections. We have conducted additional efficacy studies in both mice and rats using intravenous infusions to examine the activity of PMX-30063 in clinically validated models of bacterial infection to find a dosing regimen that would maximize the tolerability of PMX-30063. Additional pharmacokinetic, toxicology and safety pharmacology studies were also conducted to fully evaluate PMX-30063.
Thigh burden model. The thigh burden model is a widely used and accepted animal model for evaluating antibacterial activity of antibiotic drugs, such as PMX-30063, in animals. Mice were inoculated in the thigh muscle with S. aureus and then treated with our PMX-30063 by intravenous bolus administration. PMX-30063 significantly reduced the bacterial burden in thighs compared to the inoculated control treatment of saline even when first administered one hour after inoculation with bacteria.
Sepsis model. We also tested the antibacterial efficacy of PMX-30063 in a mouse sepsis model. In our studies, we infected mice with S. aureus at 100 times the lethal dose through injections into the body cavity. These animals were then treated with either vancomycin or PMX-30063. All animals were observed for mortality over seven days following treatment. This is a stringent test of a compound as it involves a severe infection and the drug must both work quickly, and be able to reach many body compartments from the bloodstream at sufficiently high concentrations to kill the infectious bacteria for the animals to survive. When left untreated, the infected mice all died within one day. Mice treated with PMX-30063 demonstrated comparable to superior survival rates to mice treated with vancomycin. These studies demonstrate that when delivered intravenously, PMX-30063 can be distributed throughout the body and reach the compartments needed to effectively treat bacterial infection.
Toxicology Testing. Toxicology studies are done to determine the difference between the dose at which a compound is effective and the dose at which it demonstrates toxicity. These studies and measurements are done to determine the ratio between the toxic and effective doses. This ratio is referred to as the therapeutic index or selectivity ratio. Single and multi-dose acute toxicity studies have been completed with PMX-30063 in mice and rats to determine the highest dose where no apparent toxicities or adverse behavioral responses are observed. Our results demonstrated that PMX-30063 is better tolerated when administered by intravenous infusion rather than by bolus intravenous injection, and generally suggest that an acceptable therapeutic index may be achieved, meaning that effective doses are less than toxic doses. Results from these studies suggest that an acceptable therapeutic index for PMX-30063 may be achieved.
Development Plan
We are currently working to scale up manufacturing of clinical supplies for our lead antibiotic compound, PMX-30063, under GMP conditions. The GLP compliant toxicology, safety pharmacology and genotoxicity studies have been completed, which indicate that an effective therapeutic index for PMX-30063 may be achieved. Our first product candidate will be an i.v. formulation intended to treat respiratory tract infections, urinary tract infections and complicated skin and soft tissue infections, including gynecological infections, caused by strains of Staph bacteria. We anticipate that the bacterial targets of PMX-30063 will include drug resistant strains, particularly broadly targeting the various strains of Staph bacteria. In the future, we also hope to expand indications to also potentially include other bacterial strains such as Pseudomonas, Streptococcus, and Enterococcus. We expect to file an IND (or foreign equivalent) for PMX-30063 and commence Phase I human clinical trials during the second quarter of 2008. The Phase I studies will include (i) a single dose study of healthy volunteers receiving PMX-30063 at various dose levels (Phase 1A) and (ii) a multi-dose study of healthy volunteers who receive PMX-30063 at various dose levels (Phase 1B). The primary endpoint for the two Phase 1 studies will be a safety assessment. We plan to complete the Phase 1A study in the third quarter of 2008 and plan to complete the Phase 1B study in the fourth quarter of 2008. Phase II studies are planned for 2009. If adequate financing is not secured during the first half of 2008, we will delay or scale-back this program until additional funding is secured.
After Phase I, our plan is to investigate and pursue one of the accelerated development and/or regulatory processes, which may be granted by the FDA to speed up the review process for products that address an unmet medical need. These paths include: “fast track,” which is based on recognition by the FDA of medical need; “priority review,” which provides for a six-month review time after filing of a New Drug Application, or NDA; and “accelerated approval,” under which drugs for serious or life threatening disorders for which there is an unmet medical need may be approved based on Phase II clinical data or surrogate clinical markers, with a requirement to complete studies and show clinical outcomes. Drugs to treat HIV, the virus that causes AIDS, are examples of agents that have been approved under “accelerated approval” provisions.
We believe that use of PMX-30063 as an antibiotic would address an unmet medical need; however, there can be no assurance that the FDA will grant any of our antibiotic product candidate compounds any of these designations. If a compound is granted one of these designations, it may help to abbreviate the size and scope of the trials required for submission and approval of an NDA and may help shorten the review time of any such filing. Each of the last three antibiotic drugs that targeted MRSA drug resistant Staph infections, one of the anticipated clinical targets of PMX-30063, and applied to be granted “fast track” status received such status. However, our novel mechanism-of-action may cause our compounds to be denied such accelerated development and/or review status. See the section entitled “Risk Factors” for a further discussion of the risks associated with our intention to apply for such accelerated development and/or review status.
If PMX-30063 is not granted accelerated approval status, we estimate that it will cost at least $50 million in direct development costs over 36-42 months to file an NDA for this product candidate. In the event that we are granted “fast track,” “priority review” or “accelerated development” status by the FDA, it is possible that both the time and cost to file an NDA could be significantly less than these estimates. The exact extent of these potential time and cost savings can only be determined based on future discussions with the FDA. If we were to secure additional financing and develop our ophthalmic topical and non-absorbed oral antibiotic product candidates, we estimate that it will cost at least an additional $35 million in direct development costs over 48-60 months to file an NDA for each of these products.

In April 2004, we received a Small Business Innovation Research, or SBIR, grant of $238,000 from the National Institute of Health (NIH) to conduct animal testing of our product candidates. Research under this grant was completed and, in March 2006, we received a Phase II SBIR grant of $2.9 million over three years in support of our development of an i.v. antibiotic product candidate.
Heptagonist Product Candidate
UFH and LMWH are blood clot prevention drugs, which are commonly used in numerous post-surgical applications as anti-coagulants. Overdoses of UFH or LMWH are dangerous due to potentially life-threatening bleeding. While widely used, UFH and LMWH have the risk of adverse bleeding side effects, which requires frequent monitoring.
Market Opportunity
Unfractionated Heparin (UFH)
Protamine is the only available reversing agent for UFH. It is used both as an antidote in the event of overdose, and more commonly in standard treatment as a reversing agent following coronary artery bypass grafts (CABG, or “bypass” procedures), in which standard practice involves administering UFH while the patient is on the heart-lung bypass machine to prevent blood clots from forming in the machine and which could then cause problems when the blood is re-infused to the patient. However, protamine has many significant potential adverse effects, including:
➢	unpredictable efficacy, resulting in variable inter-patient activity;

➢	anticoagulant activity of protamine can actually increase and worsen the anticoagulant activity of UFH, and which requires complex dose-titration and careful administration of often several doses;

➢	allergic anaphylactic reactions in some patients due to the fact that protamine is a biological product derived from fish sperm;

➢	inferior fibrokinetics, or clot formation, can result in leaky clots and in more serious cases rebound bleeding may occur; and

➢	immunogenic reactions with antibodies formed after sensitization to protamine in patients who have previously received protamine can impact efficacy and result in severe reaction; some patients, such as diabetic patients receiving zinc insulin, or males who have undergone vasectomy, may have pre-existing antibodies that could pre-dispose them to sensitivity to protamine.
As a result, we believe there is a significant medical and market need for a safer UFH antagonist. Worldwide, we estimate approximately two million extracorporeal blood procedures, including cardiothoracic procedures, are performed that utilize heparin and may require UFH reversal, and eight million doses of protamine are used annually (IMS data). We believe our hepatagonists will be a safer alternative to protamine.
Low Molecular Weight Heparin (LMWH)
The LMWHs are often used for longer term prevention of blood clots (thrombophylaxis), in indications such as deep vein thrombosis (DVT), in patients who have had heart attacks (post MI), and in cancer patients. All of these patient groups are at risk of developing potentially life-threatening blood clots, and are given anti-clotting drugs including LMWHs to prevent dangerous clot formation. Because of their benefits, LMWHs are being increasingly used, with worldwide sales of approximately $4 Billion in 2005 (according to IMS/RDN Insight), and we estimate are used by approximately 12 million patients annually.
While having favorable risk/benefit characteristics, a number of clinical studies have shown that there is a significant incidence of bleeding in patients who receive LMWHs. Most studies generally show that 1%-4% of patients experience serious, life-threatening bleeding, and up to 20% may experience clinically significant bleeding. Protamine is not considered reliably effective and is not approved for reversal of LMWH. In patients who experience bleeding problems while on LMWH, current care may involve hospitalization, blood transfusions, and surgery, which can be expensive and unreliable.

LMWHs are not currently used in acute surgical settings, such as cardiothoracic procedures, because of the lack of a reversing agent. The long half-life of LMWH products of up to 24 hours, while an advantage for longer-term administration, can be a major disadvantage if a patient has a major bleeding episode or must be re-operated on shortly after surgery. If clotting time is prolonged due to systemic LMWH, re-operation may not be possible. Although protamine is available as an antidote for UFH, it does not work well with LMWH and there currently are no antidotes for LMWH on the market. The availability of an antidote to LMWH could allow these drugs to be used in cardiothoracic surgical procedures, as well as used in patients who are currently contraindicated for LMWH or who may need to undergo re-operation. Thus, an LMWH antagonist could substantially increase the market and sales of LMWH drugs, thereby also increasing the need and market for a LMWH antagonist such as out heptagonist product candidate.
For these reasons, we believe there is an important medical need and a significant commercial opportunity for a LMWH antagonist. A LMWH antagonist could also increase the market and sales of LMWH drugs.
Product Opportunity
We believe that an antagonist to UFH and LMWH is an attractive product opportunity for the following reasons:
➢	Unmet medical need. We believe that a safer antagonist to UFH and an effective and safe antagonist for LMWH would address a large unmet medical need.

➢	Ease of clinical trials. The reversal of the blood clotting effects of UFH and LMWH provides an effective and easily measured end point for human trials.

➢	Attractive companion product for an LMWH. An LMWH-antagonist offers the possibility to increase market share of a proprietary brand of LMWH and also provide significant differentiating advantages versus other LMWH products without a companion antagonist.

➢	Predictive preclinical models. The method and laboratory measurement of clotting time in animals is identical to the methodology needed in human clinical trials and should be predictive of efficacy.

➢	Pricing. If our product candidates are approved by the U.S. Food and Drug Administration, or FDA, and marketed, we believe that such products would have reasonable cost of goods and attractive gross margins.

➢	Focused acute care markets. Use of UFH and LMWH is concentrated in hospitals, which could be addressed by a small sales force.
Our Approach
UFH and LMWH are composed of sulfated polysaccharides, which provide an attractive target for the structure based design of novel molecules. Based on a model for the three-dimensional structure of these molecules, we have produced a series of compounds that bind very tightly to the critical pentasaccharide site found on both UFH and LMWH. In preclinical experiments, our compounds have demonstrated efficacy at sub-micromolar concentrations, and the ability to reverse the effect of both UFH and LMWH in whole human blood. Furthermore, we believe these compounds function with a high degree of specificity. We have synthesized and screened a number of compounds that demonstrate reversal of both UFH and LMWH resulting in the normalization of blood clotting time.

Our objectives in this program are to develop a product that:
➢	is as effective as protamine in reversing the anticoagulant effect UFH,

➢	is safer than protamine,

➢	is easy to use,

➢	has superior fibrokinetic activity (less deleterious impact on clot formation than protamine),

➢	is less sensitizing than protamine, and

➢	is effective in reversing the anticoagulant effect of LMWH.

We believe that a heptagonist with these attributes could replace protamine for its current uses, expand the heparin reversal market by introducing a reversing agent for LMWH, provide a new treatment for patients receiving LMWH and who experience bleeding complications and require reversal, and further expand the LMWH market by allowing physicians to more widely use LMWH.
Preclinical Experiments
One laboratory model used to evaluate the activity of an antagonist to a blood clot prevention drug (UFH or LMWH) is the measurement of time it takes for blood or plasma to clot, with and without antagonist (PMX-60056), in the presence of the blood clot prevention drug. PMX-60056 was able to neutralize the activity of both UFH and LMWH products, as measured by normalization of clotting time or normalization of various enzyme activities involved in clot formation. For example, in one experiment normal untreated blood required 28 seconds to clot. When UFH was added to the human plasma, clotting time increased to more than 300 seconds. When PMX-60056 was added to plasma that had been treated with UFH, the clotting time was normalized. PMX-60056 was also able to neutralize UFH in whole human blood. Normalization of clotting time with PMX-60056 occurred at similar concentrations as that for protamine, indicating comparable potencies for antagonism of UFH in human plasma and blood between PMX-60056 and protamine. PMX-60056 also effectively reversed the anti-coagulant activities of several different clinical preparations of LMWH in human plasma or whole blood.
PMX-60056 has been shown to have distinct advantages over protamine in two safety and efficacy-related assays. Protamine significantly impaired the aggregation of platelets (necessary for normal clot formation) whereas PMX-60056 had little effect on platelet aggregation. Furthermore, when PMX-60056 reversed the effects of UFH or LMWH it also restored the normal rate and extent of clot formation. However, when protamine was used to reverse UFH or the LMWHs, normal rates and extent of clot formation were not achieved. In the selection of a safe and effective compound to control and prevent bleeding in the presence of an anti-coagulant, we believe that platelet aggregation and restoration of normal clot formation are critically important factors for choosing the preferred agent.
PMX-60056 rapidly restored normal clotting time in UFH-treated rats and dogs. For example, when rats were administered UFH at an i.v. dose of 75 U/kg, clotting time was >120 seconds. Treatment with PMX-60056 after UFH administration restored clotting time to normal (approximately 12-15 seconds) within 1 minute after PMX-60056 treatment at an i.v. dose of 2 mg/kg. In other experiments with UFH-treated rats, normal clotting time was rapidly restored at i.v. dosages of 0.5 and 1.0 mg/kg of PMX-60056. In dogs treated with 300 U/kg UFH, clotting time was >120 seconds. Treatment with an i.v. dose of 4 mg/kg PMX-60056 restored normal clotting time by the first time point examined, which was 5 minutes after compound administration.
We believe that the safety of PMX-60056 may be supported using in vitro hemolysis assays where the sensitivity, or lysis, of human erythrocytes (red blood cells) was examined in the presence of increasing concentrations of PMX-60056. In these assays, PMX-60056 was not hemolytic at concentrations that far exceed the expected therapeutic levels. Single dose toxicity studies in mice demonstrated that PMX-60056 was well tolerated, indicating that an effective therapeutic index, which measures the difference between effective doses and toxic doses, may be achieved. Other safety studies measuring hemodynamic effects (heart rate and blood pressures) in the rat and cardiovascular responses (EKG, heart rate and blood pressures) in the dog also indicate that an effective therapeutic index for PMX-60056 may be achieved.
Development Plan
We are currently working to scale up manufacturing of clinical supplies for our lead heptagonist compound, PMX-60056, under GMP conditions. GLP compliant toxicology, safety pharmacology and genotoxicity studies have been completed, which indicate that an effective therapeutic index for PMX-60056 may be achieved. We expect to file an IND (or foreign equivalent) for PMX-60056 and, with additional financing, expect to commence Phase I human clinical trials during the second quarter of 2008. The Phase I studies will include (i) a study of healthy volunteers receiving PMX-60056 at various dose levels (Phase 1A) and (ii) a study of heparinized healthy volunteers who receive PMX-60056 at various dose levels (Phase 1B). While the primary endpoint for the two Phase 1 studies will be a safety assessment, we will be able to gather efficacy data in the Phase 1B study. We plan to complete the Phase 1A study in the third quarter of 2008 and plan to complete the Phase 1B study in the fourth quarter of 2008. Phase II studies are planned for 2009. If adequate financing is not secured during the first half of 2008, we will delay or scale-back this program until additional funding is secured. We estimate that it will cost at least $50 million in direct clinical development costs over 36-42 months to file a NDA for this product.
In October 2007, we received a Small Business Innovation Research, or SBIR, grant of $100,000 from the National Institute of Health (NIH) to support the development of biomimetic compounds, such as PMX-60056, as anti-coagulant antagonists.
PRECLINICAL PROGRAMS:
Defensin Mimetic Antibiotics
In order to achieve the best balance of financial rate of return with risk and timing to market, we also intend to conduct pre-clinical development of PMX-30063 and other defensin mimetic antibiotic compounds for both topical and oral antibiotic applications. The initial topical application we are pursuing is an ophthalmic topical antibiotic for the treatment of eye infections, and the initial oral application is a non-absorbed oral antibiotic for the treatment of gastrointestinal infections such as Clostridium difficile. Pending securing additional financing, we hope to advance pre-clinical development and file additional INDs for the ophthalmic topical and non-absorbed oral antibiotic indications in the future.
We are also evaluating our defensin mimetic antibiotic compounds for a number of other topical applications, including topical antibiotic use for skin structure infections, oral healthcare applications for treatment of periodontal disease, a type of gum disease, topical treatment for ear infections, topical treatment of fungal infections, topical treatment of acne, and a variety of non-therapeutic applications in personal care and materials applications.
Medical Device, Industrial and Consumer Applications
We have conducted preliminary experiments which demonstrate that polymer derivatives of our compounds, such as PMX-50003 and PMX-50001, which we refer to as our antimicrobial polymers, may be used as effective antimicrobial agents as additives to materials. In one experiment, we coated glass slides with a polyurethane plastic film. One of our antimicrobial polymers (0.1% concentration) was then infiltrated into the polyurethane material using solvent and dried. The slides were placed in a bacteria-rich nutrient broth for 72 hours to ascertain growth of bacterial colonies on the submerged surfaces. After 72 hours, uncoated glass slides and slides coated with polyurethane alone were covered with many bacterial colonies. In contrast, slides coated with polyurethane film containing our antimicrobial polymer showed no bacterial growth.
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
Based on these and other preliminary experiments, we believe that our antimicrobial polymers can effectively be used as additives to materials, such as various medical devices to prevent certain healthcare-acquired infection. Additionally, they may be added to paint, plastic or ceramic materials to create a self-sterilizing environment against certain bacteria in hospitals or other areas that may benefit from a clean, bacterial resistant environment.
Another potential application of our antimicrobial polymers is to combat Stachybotrys chartarum, or Black Mold, that causes significant household and commercial building damage in the U.S. Several of our compounds have shown potent activity against Black Mold as well as other problematic environmental molds. Polymers can be used as additives to paints, drywall, and other construction materials to prevent growth of this troublesome and unhealthy fungus.
We do not currently plan to conduct advanced development of any medical device, industrial or consumer application of our antimicrobial polymers. We intend to focus on generating a limited core of basic enabling data to support our efforts to license our antimicrobial polymers to out-licensing partners who will continue research and development efforts in developing marketable products. We intend to pursue these out-licensing opportunities with minimal use of our resources. Our antimicrobial polymers and the out-licensing opportunities they present serve as a possible avenue to accelerate revenue generation, thereby helping us to fund development of our more advanced product candidates, including PMX-60056 and PMX-30063.
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
As a result of this preliminary data, we are pursuing funding from government sources, such as the Department of Defense, the Defense Advanced Research Projects Agency and other military and security agencies to further test and advance our product candidates for indications important to national security. In November 2004, we received a Phase I SBIR grant of $168,000 to support preliminary research in the biodefense area. In February 2008, we received notice that we are to be awarded a grant of $1.6 million for Initiative for Defense Against Bio-Warfare and Bio-Terrorism from the Department of Defense.
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
Angiogenesis Inhibitor
Our angiogenesis inhibitor compounds, such as PMX-20005, have demonstrated promising activity in in vitro and animal models of inhibition of angiogenesis, the abnormal growth of blood vessels. An angiogenesis inhibitor may be effective in treating age related macular degeneration (or AMD); a common form of blindness caused by excessive and abnormal growth of blood vessels inn the back of the eye. If additional financing is secured, we hope to continue to investigate the potential of our compounds as novel treatments of AMD and other angiogenesis related diseases.
Our Strategy
Our goal is to discover and develop novel agents for the treatment of serious infectious diseases and cardiovascular disorders using biomimetics. To achieve this objective, we are implementing the following strategies:
Identify and Advance the Development of our Lead Product Candidates. We believe our current financial resources provide us with sufficient funding to support the continued development of two programs: PMX-30063 as our i.v. antibiotic product candidate and PMX-60056 as our heptagonist product candidate. Additionally, contract development is continuing for antimicrobial polymers. To advance these and other programs into clinical development, we will require additional financing and financial resources.
Retain Rights to Market Hospital-Based Products to Hospitals in North America. We have exclusive commercial rights to all of our programs. Our objective is to generate maximum value from sales of our product candidates if regulatory approval is achieved. To achieve this goal, we intend to build our own specialty sales force to market hospital-based therapeutics, such as PMX-30063 and PMX-60056, to hospitals in North America. Additionally, we plan to collaborate with third parties to commercialize our products in the primary care markets and in international markets.
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
Utilize our Technology to Aggressively Pursue Additional Drug Development Programs for Other Therapeutic Areas. Using our computational drug design tools, we have already identified potential product candidates for other therapeutic areas, including angiogenesis inhibitors. As sufficient resources become available, we plan to pursue development in these areas through partnerships or on our own in order to expand our product pipeline.
Strengthen Collaborations with Existing Partners and Enter into Agreements with Potential New Partners. We have entered into collaborations and agreements with leading academic institutions. We are actively pursuing additional agreements that would provide for license fees, research funding and milestone payments and royalties from research results and subsequent product development and commercialization. Through our collaborations with academic institutions, we gain cost effective access to new technologies and expertise important to the further development of our technology and products. Our network of academic advisors and collaborators consists of respected experts in computational chemistry and drug design technology. We have either exclusive ownership rights or options to obtain exclusive license rights to any products that result from our academic relationships.
Research and Development
We incurred research and development expenses of $9,328,000, $3,306,000 and $2,526,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Proprietary Rights
University of Pennsylvania
In January 2003, we entered into a Patent License Agreement with the University of Pennsylvania, or Penn. Under the terms of the agreement, we were granted an exclusive, worldwide royalty-bearing license to use, make and sell products utilizing seven of Penn’s issued patents or pending patent applications for the life of such patents. These patents and applications cover compounds that we are currently using to develop our i.v. antibiotic product candidate, our heptagonist product candidate, our oral antibiotic product candidates, and our antimicrobial polymers for biomaterials applications, as well as future product candidates utilizing the licensed patents and applications. The licensed patents and applications include:
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

If this license agreement is properly terminated by Penn, we may not be able to execute our strategy to develop and commercialize our i.v. antibiotic product candidate, our heptagonist product candidate, our oral antibiotic product candidates, our antimicrobial polymers for biomaterials applications, or to develop and commercialize future product candidates utilizing the licensed patents.
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
We also sponsor certain research by Dr. William DeGrado, a Professor of Biochemistry and Biophysics at Penn. Any discoveries made under this arrangement are intended to be covered by our Patent License Agreement with Penn or a new license agreement with Penn containing substantially the same terms. Dr. DeGrado’s current research for us focuses on further development of our antimicrobial and hepatagonists applications. For these services, we pay Dr. DeGrado a consulting fee of $7,000 per month. Dr. DeGrado also serves as Chairman of our Scientific Advisory Board. Either we or Dr. DeGrado may terminate his consulting arrangement at any time. If Dr. DeGrado terminates his consulting arrangement, our ability to advance our antimicrobial and hepatagonists programs may be adversely affected.
University of Massachusetts
In January 2004, we entered into a Sponsored Research Agreement with the University of Massachusetts, or UMass. Under the terms of this agreement, as amended, we have agreed to sponsor certain research of Dr. Gregory Tew, an Assistant Professor in the Polymer Science and Engineering Department at UMass, through March 2008, and have the exclusive option to license any intellectual property generated by such research. We may exercise this option by issuing 7,500 shares of our common stock to UMass for each $100,000 of research conducted by Dr. Tew. During 2007, we issued 12,500 shares to UMass in connection with this agreement. Dr. Tew’s research focuses on methods to add our antibiotic agents to biomaterials, testing the physical properties of our antibiotic agents and safety evaluation of our antimicrobial agents. The agreement will terminate if Dr. Tew leaves UMass or ceases work in the antimicrobial field of research. In addition, UMass may terminate the agreement including any licenses granted thereunder if we materially breach the agreement, including by nonpayment of amounts due under the agreement. If the Sponsored Research Agreement or any license thereunder is properly terminated by UMass, our ability to advance our antimicrobial program or develop new product candidates may be adversely affected.
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

Our Technology
We initiate the design our product candidates using our proprietary computational drug design technology. There are several computational methods used to assist the drug design process, which includes the capabilities to:
➢	the ability to model molecular interactions in the presence of solvent, such as an aqueous environment, rather than in a vacuum, which more closely resembles the real-life characteristics of how molecules interact with each other;

➢	the ability to simulate molecular interactions for hundreds of microseconds which are time frames much longer than possible with previous molecular dynamics technologies; and

➢	the ability to design compounds which target the bacterial cell membrane, instead of a biochemical cell target.
Our innovative and proprietary de novo drug design approach starts with protein targets with well-understood physical structures and biological activity, and designs small molecule compounds that mimic or regulate the activity of these targets. This biomimetic approach of regulating biological activities by mimicking nature itself with synthetic small molecule compounds allows us to rationally design novel product candidates and we believe greatly improve the efficiency of new drug discovery.
Intellectual Property
We rely on a combination of patents and trade secrets, as well as confidentiality and non-use agreements to protect our intellectual property. Our patent strategy is designed to facilitate commercialization of our current and future product candidates; and create barriers to entry. Our intellectual property portfolio currently consists of two patent applications (U.S. and foreign) owned by us, two issued U.S. patents we exclusively license from Penn and eight U.S. patent applications we exclusively licensed from Penn and/or UMass (as well as foreign counterparts thereof). Our patent applications and the ten issued patents and pending patent applications we exclusively license from Penn and/or UMass include:
➢	seven U.S. patent applications that have been filed (as well as foreign counterparts thereof) covering the composition of matter on 11 classes of antimicrobial compounds, including small molecules, oligomers and polymers. Two U.S. patent have been granted on two of these applications;

➢	one patent application covering the use of claimed oligomers for treating ophthalmic and otic infections;

➢	one patent application covering the combination of claimed compounds and polymers with sesquiterpenoid enhancing agents

➢	one patent application covering novel angiogenesis inhibitors with a wide range of therapeutic uses;

➢	one patent application covering use of claimed oligomers for treating cancer; and

➢	three patent applications covering our proprietary, computational algorithms and models, such as the coarse grain model and a new force field. These patent applications do not disclose the specific computer code, which will either be copyrighted or kept as a proprietary trade secret.
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
In addition, we have applied for trademark protection for “PolyMedix” and “PolyDentix”.

Defensin Mimetic Antibiotic Product Candidate Competition
The pharmaceutical industry is highly competitive. We face significant competition from pharmaceutical companies and biotechnology companies that are researching and selling products designed to treat bacterial infections. Many major pharmaceutical companies, such as GlaxoSmithKline, Pfizer, Bayer, Merck and Sanofi Aventis have already established significant positions in the antibiotic market. Additionally, many smaller companies, such as Cubist Pharmaceuticals, Oscient Therapeutics, Ceragenix, NovaBay Pharmaceuticals, Inc. and Inhibitex have either marketed antibiotics and/or are attempting to enter this market by developing novel and more potent antibiotics that are intended to be effective against drug-resistant bacterial strains.
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
Heptagonist Product Candidate Competition
There are currently no products available in the marketplace as an antidote for and antagonist to LWMH, while protamine is the only available antidote for and antagonist to UFH and, as such, protamine currently dominates this market. Because of protamine’s poor side effect profile, we believe that our heptagonist products may penetrate into the UFH antagonist market.
Government Regulation
Government authorities in the U.S., at the federal, state, and local level, and foreign countries extensively regulate, among other things, the following areas relating to our products candidates:
➢	research and development;

➢	testing, manufacture, labeling and distribution;

➢	advertising, promotion, sampling and marketing; and

➢	import and export.
All of our products require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials to demonstrate safety and efficacy and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal, state, local, and foreign statutes and regulations also govern testing, manufacturing, labeling, distribution, storage and record keeping related to such products and their promotion and marketing. The process of obtaining these approvals and the compliance with federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. In addition, the current regulatory and political environment at the FDA could lead to increased testing and data requirements that could impact regulatory timelines and costs.
None of our product candidates has received marketing approval. All of our product candidates are in preclinical stages of development.
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

The steps required before a drug may be marketed in the U.S. include:
➢	preclinical laboratory tests, animal studies and formulation studies;

➢	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

➢	execution of adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each indication for which approval is sought;

➢	submission to the FDA of an NDA, or biologics license application, or BLA;

➢	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP; and

➢	FDA review and approval of the NDA or biologics application, or BLA, or any supplements thereto, including, if applicable, a determination of its controlled substance schedule.
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

Phase I	Refers typically to closely monitored clinical trials and includes the initial introduction of an investigational new drug into human patients or healthy volunteer subjects. Phase I clinical trials are designed to determine the safety, metabolism and pharmacologic actions of a drug in humans, the potential side effects of the product candidates associated with increasing drug doses and, if possible, to gain early evidence of the product candidate’s effectiveness. Phase I trials also include the study of structure-activity relationships and mechanism-of-action in humans, as well as studies in which investigational drugs are used as research tools to explore biological phenomena or disease processes. During Phase I clinical trials, sufficient information about a drug’s pharmacokinetics and pharmacological effects should be obtained to permit the design of well-controlled, scientifically valid Phase II studies. The total number of subjects and patients included in Phase I clinical trials varies, but is generally in the range of 20 to 80 people.

Phase II	Refers to controlled clinical trials conducted to evaluate appropriate dosage and the effectiveness of a drug for a particular indication or indications in patients with a disease or condition under study and to determine the common short-term side effects and risks associated with the drug. These clinical trials are typically well controlled, closely monitored and conducted in a relatively small number of patients, usually involving no more than several hundred subjects. Phase II studies can be sequenced as Phase IIa or Phase IIb.

Phase III	Refers to expanded controlled and uncontrolled clinical trials. These clinical trials are performed after preliminary evidence suggesting effectiveness of a drug has been obtained. Phase III clinical trials are intended to gather additional information about the effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. Phase III trials usually include from several hundred to several thousand subjects.

Phase IV	Refers to trials conducted after approval of a new drug and which explore approved uses and approved doses of the product. These trials must also be approved and conducted under the auspices of an institutional review board. Phase IV studies may be required as a condition of approval.
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
If the FDA approves the NDA/BLA, the drug can be marketed to physicians to prescribe in the U.S. After approval, the drug developer must comply with a number of post-approval requirements, including delivering periodic reports to the FDA (i.e., annual reports), submitting descriptions of any adverse reactions reported, biological product deviation reporting, and complying with drug sampling and distribution requirements. The holder of an approved

NDA/BLA is required to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. Drug manufacturers and their subcontractors are required to register their facilities and are subject to periodic unannounced inspections by the FDA to assess compliance with cGMP, which imposes procedural, and documentation requirements relating to manufacturing, quality assurance and quality control. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. The FDA may require post-market testing and surveillance to monitor the product’s safety or efficacy, including additional studies to evaluate long-term effects.
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
Business History
PolyMedix, Inc. (formerly known as BTHC II Acquisition Corp.) was originally organized in the State of Texas as BTHC II LLC, a public shell company. On September 29, 2004, BTHC II LLC and its sister companies filed an amended petition under Chapter 11 of the United States Bankruptcy Code. On November 22, 2004, the court approved BTHC II LLC’s Amended Plan of Reorganization. On March 24, 2005, and in accordance with its Amended Plan of Reorganization, BTHC II LLC changed its state of organization from Texas to Delaware by merging with and into BTHC II Acquisition Corp., a Delaware corporation formed solely for the purpose of effecting the reincorporation. After this merger, BTHC II Acquisition Corp. became the public shell company.
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

Employees
We currently have 13 employees, including one M.D. and five employees with Ph.D. degrees. Seven of our employees are focused on research and development and five are focused on general administration. We also utilize a number of consultants to assist with research and development and commercialization activities.
Item 1A. Risk Factors.
Risks Related to Our Business
If we are unable to meet our needs for additional funding in the near future, we may be required to limit, scale-back or cease operations.
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
We plan to sell additional equity securities during the first half of 2008. If we are not able to raise sufficient capital, we will have to delay, scale-back or eliminate certain research, drug discovery or development activities or certain other aspects of our operations and as a result our business may be materially and adversely affected. We did not raise as much additional funding in 2007 as we had planned, and as a result, we scaled-back our pre-clinical research efforts. Our future capital requirements will depend on many factors, including:
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
These factors could result in variations from our currently projected operating and liquidity requirements. There can be no assurance that additional funds will be available when needed, or, if available, that such funds can be obtained on terms acceptable to us. If adequate funds are unavailable, we may be required, among other things, to:
➢	delay, reduce the scope of or eliminate one or more of our research or development programs;

➢	license rights to technologies, product candidates or products at an earlier stage than otherwise would be desirable or on terms that are less favorable to us than might otherwise be available; or

➢	obtain funds through arrangements that may require us to relinquish rights to product candidates or products that we would otherwise seek to develop or commercialize by ourselves.

We are a development stage company with limited operating history, which makes it difficult to evaluate our existing business and business prospects and increases the risk that the value of any investment in our Company will decline.
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
We are a development stage company with a limited operating history. For the year ended December 31, 2007, we had a net loss of approximately $12,164,000 and an accumulated deficit of approximately $25,873,000. We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital.
Because of the numerous risks and uncertainties associated with developing new drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Currently, we have no products available for commercial sale, and, to date, we have not generated any product revenue. We have financed our operations and internal growth primarily through the sale of equity securities. We have devoted substantially all of our efforts to research and development, including GMP manufacturing and GLP compliant toxicology, safety pharmacology and genotoxicity studies for our clinical product candidates.
We also expect our research and development expenses to increase in connection with the continued development and human clinical studies of our product candidates. If our product candidates are not demonstrated to be sufficiently safe and effective in clinical trials, they will not receive regulatory approval and we will be unable to commercialize them and our business and results of operations will suffer.
None of our product candidates has received regulatory approval for commercial sale and our product candidates may never be commercialized. In addition, all of our product candidates are in the early stages of development, and we face the risks of failure inherent in developing drugs based on new technologies. We plan to develop our product candidates through studies, testing and clinical trials. The progress and results of any future clinical trials or future pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, it will have a material adverse effect on our business, operating results and financial condition. Our product candidates are not expected to be commercially available for several years, if at all.
In addition, our product candidates must satisfy rigorous standards of safety and efficacy before they can be approved by the FDA and/or other foreign regulatory authorities for commercial use. The FDA and foreign regulatory authorities have full discretion over this approval process. We will need to conduct significant additional research, involving testing in animals and in humans, before we can file applications for product approval. Typically, in the pharmaceutical industry there is a high rate of attrition for product candidates in pre-clinical testing and clinical trials. Also, satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. For example, a number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials and in interim analyses. In addition, delays or rejections may be encountered based upon additional government regulation, including any changes in FDA policy, during the process of product development, clinical trials and regulatory approvals.
In order to receive FDA approval or approval from foreign regulatory authorities to market a product candidate or to distribute our products, we must demonstrate through pre-clinical testing and through human clinical trials that the product candidate is safe and effective for the treatment of a specific condition. We do not know for certain when, if ever, any human clinical trials will begin with respect to our product candidates.
If we are not able to retain our current management and advisory team and attract and retain qualified scientific, technical and business personnel, our business will suffer.
We are highly dependent on our executive officers and other key management and technical personnel, including Nicholas Landekic, Richard Scott, Ph.D., Eric McAllister, M.D., Ph.D., Edward Smith, Dawn Eringis and Bozena Korczak, Ph.D., as well as key members of our advisory team, including William DeGrado, Ph.D., Michael Klein, Ph.D. and Gregory Tew, Ph.D. The loss of any of them could have a material adverse effect on our future operations. We presently do not maintain “key person” life insurance policies on any of our personnel.
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
We are newly formed and all of our product candidates are licensed from or based upon licenses from third parties. We are party to (i) a Patent License Agreement with the University of Pennsylvania, or Penn, pursuant to which Penn granted us an exclusive, worldwide royalty-bearing license to use, make and sell products utilizing seven of Penn’s issued or pending patents for the life of such patents, and (ii) a Software License Agreement with Penn pursuant to which Penn granted us a non-exclusive, royalty-free license to use three software programs and an exclusive, royalty-free license to three patent applications relating to such software programs. If either or both of these license agreements are properly terminated by Penn, pursuant to its termination rights, our ability to advance our current product candidates or develop new product candidates may be adversely affected. Specifically, we may not be able to execute our strategy to develop and commercialize our UFH and LMWH antagonist product candidate, our i.v. antibiotic product candidate, our topical ophthalmic and oral antibiotic product candidates, and our angiogenesis inhibitor for cancer and our antimicrobial polymers for biomaterials applications.
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
In addition to licensing arrangements, we have entered into a consulting arrangement with Dr. William DeGrado, a Professor of Biochemistry and Biophysics at Penn, and a Sponsored Research Agreement with UMass covering the research of Dr. Gregory Tew, an Assistant Professor in the Polymer Science and Engineering Department at UMass. Either we or Dr. DeGrado may terminate his consulting arrangement at any time. If Dr. DeGrado terminates his consulting arrangement, our ability to advance our UFH and LMWH antagonist and antimicrobial programs may be adversely affected. If the Sponsored Research Agreement or any license thereunder is properly terminated by UMass, our ability to advance our antimicrobial program or develop new product candidates may be adversely affected.
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

Licensing arrangements and strategic relationships in the pharmaceutical and biotechnology industries can be very complex, particularly with respect to intellectual property rights. Disputes may arise in the future regarding ownership rights to technology developed by or with other parties. These and other possible disagreements between us and third parties with respect to our licenses or our strategic relationships could lead to delays in the research, development, manufacture and commercialization of our product candidates. These third parties may also pursue alternative technologies or product candidates either on their own or in strategic relationships with others in direct competition with us. These disputes could also result in litigation or arbitration, both of which are time-consuming and expensive, and could require significant time and attention from our management.
Development of our proposed product candidates is a lengthy, expensive and uncertain process, and we may terminate one or more of our development programs, which may cause our business and results of operations to suffer.
Our product candidate development program anticipates a significant amount of cash outflow to support their development. The defensin mimetic antibiotic drug development program is estimated at approximately $50 million over an approximately 36-42 month period with the NDA filing planned, assuming adequate additional financing, for 2011. The Heptagonist drug development is estimated at approximately $50 million over an approximately 36-42 month period with the NDA filing planned, assuming adequate additional financing, for 2011. These costs are significant given our limited opportunity for revenue growth over the same period. In addition, there can be no assurance that we will be able to obtain additional financing to satisfy the costs of the planned product candidate development or that the product candidate will be approved by the FDA for commercialization.
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
Any of our product candidates could cause adverse events to patients, such as immunologic or allergic reactions. These reactions may not be observed in clinical trials, but may nonetheless occur after commercialization. If any of these reactions occur, they may render our product candidates ineffective in some patients and our sales would suffer.
In addition, potential adverse events caused by our product candidates could lead to product liability lawsuits. If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products. Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. We may not be able to avoid product liability claims. Product liability insurance for the pharmaceutical and biotechnology industries is generally expensive, if available at all. We do not currently have any product liability insurance. If we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our product candidates. A successful product liability claim brought against us in excess of our insurance coverage, if any, may cause us to incur substantial liabilities and, as a result, our business may fail.
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
We are newly formed and all of our product candidates are licensed from, or based upon technologies licensed from, third parties. We may acquire and/or license additional product candidates and/or technologies in the future. Any product candidate or technology we license or acquire will likely require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities, if any. All product candidates are prone to risks of failure inherent in technology product development, including the possibility that the product candidate or product developed based on licensed technology will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any product candidate that we develop based on acquired or licensed technology that is granted regulatory approval will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace. Moreover, integrating any newly acquired product could be expensive and time-consuming. If we cannot effectively manage these aspects of our business strategy, our business may not succeed.
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
Currently, we rely on a non-exclusive license from Penn to use, copy, perform, display, distribute, modify and prepare derivative works based on three software packages, which include a suite of proprietary computational algorithms that we use in the development, refinement, and testing of our product candidates. If this license agreement is properly terminated by Penn, our ability to advance our current product candidates or develop new product candidates may be adversely affected.
In the future, we expect to rely upon the software programs licensed from Penn, as well as software licensed from other third parties, including software that might be integrated with our internally developed software and used to perform key functions. If we license such third-party software, it is likely that certain of these licenses will be for limited terms, can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. There can be no assurance that such licenses will be available to us on commercially reasonable terms, if at all. The loss of or inability to maintain or obtain licenses on such third party software could result in the discontinuation of, or delays or reductions in, product shipments unless and until equivalent technology is identified, licensed and integrated with our software. Any such discontinuation, delay or reduction would harm our business, results of operations and financial condition. The third party licenses that we may need to acquire in the future may not be exclusive, and there can be no assurance that our competitors will not obtain licenses to and utilize such technology in competition with us. There can be no assurance that the vendors of technology that may need to be utilized in our products will support the potentially necessary technology in the form needed by us. In addition, there can be no assurance that financial or other difficulties that may be experienced by such third-party vendors will not have a material adverse effect upon the technologies that may be incorporated into our products, or that, if such technologies become unavailable, we will be able to find suitable alternatives if it in fact needs them. The loss of, or inability to maintain or obtain, any such software licenses could potentially result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, and could harm our business, operating results, and financial condition if we ultimately need to rely on such software.
Our executive officers, directors and greater than 5% holders have the ability to significantly influence matters submitted to our stockholders for approval.
Our executive officers, directors and greater than 5% holders, in the aggregate, beneficially own shares representing approximately 27% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share. If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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
Our pending U.S. and foreign patent applications may not issue as patents or may not issue in a form that will be advantageous to us. If we do not receive patents for these applications or do not receive adequate protections, our developments will not have any proprietary protection and other entities will be able to make the products and compete with us. Also, any patents we have obtained or do obtain may be challenged by reexamination, opposition or other administrative proceeding, or may be challenged in litigation, and such challenges could result in a determination that the patent is invalid or unenforceable. In addition, competitors may be able to design alternative methods or devices that avoid infringement of our patents. To the extent our intellectual property protection offers inadequate protection, or is found to be invalid, we are exposed to a greater risk of direct competition. Both the patent application process and the process of managing patent disputes can be time consuming and expensive and may require significant time and attention from our management. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.
In addition, the standards that the United Stated Patent and Trademark Office, or the U.S. PTO, uses to grant patents can change. Consequently, we may be unable to determine the type and extent of patent claims that will be issued to us or to our licensors in the future, if any patent claims are issued at all. In addition, if the U.S. PTO and other patent offices where we file our patent applications increase the fees associated with filing and prosecuting patent applications we would incur higher expenses and our intellectual property strategy could be adversely affected.
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
We may have to engage in costly litigation to enforce or protect our proprietary technology, which may harm our business, results of operations, financial condition and cash flows.
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
We may be unable to protect the intellectual property rights of the third parties from whom we license certain of our intellectual property or with whom we have entered into other strategic relationships, which may harm our business.
Certain of our intellectual property are currently licensed from Penn and UMass and, in the future, we intend to continue to license intellectual property from Penn and UMass and/or other key strategic partners. With the exception of a software license from Penn, for which Penn retained a right to use the software for its own use, such license agreements give us exclusive rights for the commercial exploitation of the patents resulting from the patent applications, subject to certain provisions of the license agreements. Failure to comply with these provisions could result in the loss of our rights under these license agreements. Our inability to rely on these patents and patent applications that are the basis of our technology would have a material adverse effect on our business.
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
Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, most countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may be limited to monetary relief and may be unable to enjoin infringement, which could materially diminish the value of the patent. Compulsory licensing of life-saving products is also becoming increasingly popular in developing countries, through either direct legislation or international initiatives. Such compulsory licenses could be extended to include some of our product candidates, which may limit our potential revenue opportunities.
International patent protection is particularly uncertain, and if we are involved in opposition proceedings in foreign countries, we may have to expend substantial sums and management resources.
Patent law outside the U.S. is even more uncertain than in the U.S. and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as U.S. laws. For example, certain countries do not grant patent claims that are related to the treatment of humans. We may participate in opposition proceedings to determine the validity of our foreign patents or our competitors’ foreign patents, which could result in substantial costs and diversion of our management’s efforts.
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
Before we can commence clinical trials of any of our product candidates, we will need to complete preclinical research and commercial evaluation and file an IND (or foreign equivalent) with respect to such product candidate. We cannot provide assurance that we will complete this preclinical research or file an IND in a timely fashion or at all.
In the U.S., drug developers submit the results of preclinical trials, together with manufacturing information and analytical and stability data, to the FDA as part of an IND. An IND must become effective before clinical trials can begin in the U.S. and similar applications are required in jurisdictions outside of the U.S. In the U.S., an IND becomes effective 30 days after receipt by the FDA unless before that time the FDA raises concerns or questions about the proposed clinical trials outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. If these concerns or questions are unresolved, the FDA may not allow the clinical trials to commence.
We plan to submit INDs for our defensin mimetic i.v. antibiotic and our heptagonist product candidates during the second quarter of 2008. During 2008, we anticipate spending, depending on the results of capital raising activities, between $9,000,000 and $16,000,000 in combined research, development and general and administrative costs. The filing of IND, or equivalent foreign applications, and the completion of GMP manufacturing of clinical supplies and Phase I clinical trials could be delayed or prevented for a variety of reasons, and we can provide no assurance that we will be able to file the INDs, or foreign equivalent, in the timeframe which we currently expect, or at all.
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
We will incur substantial additional expense for and devote a significant amount of time to these studies. The results of these studies must be submitted to the FDA as part of an NDA, and must be approved by the FDA before the product may be marketed. We estimate that it will cost at least $50 million in direct development costs over 36-42 months to file an NDA and thus bring to market each of our defensin mimetic i.v. antibiotic product candidate and our heptagonist product candidate (at least $100 million for both product candidates).
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
In the antibiotic market, many major pharmaceutical companies, such as GlaxoSmithKline, Pfizer, Bayer, Merck and Sanofi Aventis have already established significant positions. Additionally, many smaller companies, such as Cubist Pharmaceuticals, Oscient Therapeutics, NovaBay Pharmaceuticals, Inc., Ceragenix and Inhibitex either have marketed, or are attempting to enter this market by developing, novel and more potent antibiotics that are intended to be effective against drug-resistant bacterial strains. In the UFH antagonist market, protamine is the only available antidote for and antagonist to UFH and, as such, protamine currently dominates this market. Because of protamine’s virtual monopoly of the UFH antidote/antagonist market, we believe that it may be difficult for our future UFH antidote/antagonist products to penetrate this market. There may be additional competitive products about which we are not aware.
Healthcare reform measures could adversely affect our business.
The business and financial condition of pharmaceutical companies is affected by the efforts of governmental and third party payors to contain or reduce the costs of healthcare. In the U.S. and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system. For example, in some countries other than the U.S., pricing of prescription drugs is subject to government control, and we expect proposals to implement similar controls in the U.S. to continue. The implementation of such additional controls could have the effect of reducing the prices that we are able to charge for any products we develop and sell through these plans. Prescription drug legislation and related amendments or regulations could also cause third-party payors other than the federal government, including the states under the Medicaid program, to discontinue coverage for any products we develop or to lower reimbursement amounts that they pay.
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
If we issue additional shares in the future, it will result in the dilution of our existing stockholders.
Our certificate of incorporation authorizes the issuance of up to 90,000,000 shares of common stock with a $0.001 par value and 10,000,000 preferred shares with a par value of $0.001, of which 32,039,000 common shares were issued and outstanding as of December 31, 2007. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.
Moreover, in the past, we issued warrants and options to acquire shares of common stock. To the extent these warrants and/or options are ultimately exercised, you will sustain future dilution. As of December 31, 2007, we had warrants and options to purchase 11,418,000 shares of our common stock outstanding. Warrants to purchase 3,054,000 shares of our common stock have weighted average anti-dilution protection if we sell certain securities at a price per share less than $1.66 per share.
The issuance of any shares for acquisition, licensing or financing efforts, upon conversion of any preferred stock or exercise of warrants and options, pursuant to our equity compensation plans, or otherwise will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our corporation.

Trading of our stock may be restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.
The Securities and Exchange Commission has adopted regulations that generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.
Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.
In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.
Our common stock is illiquid and the price of our common stock may be negatively impacted by factors that are unrelated to our operations.
Our common stock is currently quoted on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for stockholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
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
Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Since August 18, 2006, our common stock has been traded on the OTC Bulletin Board under the symbol “PYMX”. The market for our common stock is limited and volatile. The following table sets forth the range of high and low sales prices for our common stock for each of the periods indicated as reported by the OTC Bulletin Board. The prices quoted on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commissions. The OTC Bulletin Board prices listed below may not represent actual transaction prices.

	Year Ended December 31, 2007
	High	Low
First Quarter	$4.00	$1.60
Second Quarter	$2.35	$1.55
Third Quarter	$2.10	$0.75
Fourth Quarter	$2.10	$0.75

	Year Ended December 31, 2006
	High	Low
Third Quarter	$5.00	$4.46
Fourth Quarter	$4.60	$2.50
Pursuant to a Registration Rights Substitution Agreement, as amended, the holders of outstanding warrants to purchase 3,054,000 shares of common stock have rights, subject to certain conditions, to require us to include the shares of common stock issuable upon exercise of these warrants in a separate registration statement.
Holders of Record
As of December 31, 2007, there were approximately 700 holders of record of shares of Common Stock.
Dividends
Since our reincorporation in Delaware in March 24, 2005, we have not paid or declared any cash dividends on our common stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends on our common stock in the foreseeable future.

Performance Graph
The following graph compares the cumulative total return on our common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index for the period from August 16, 2006, the day we commenced trading. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on August 16, 2006 and its relative performance is tracked through December 31, 2007.
COMPARISON OF CUMULATIVE TOTAL RETURAN*
AMONG POLYMEDIX, INC.,
THE NASDAQ COMPOSITE INDEX
ANDTHE NASDAQ BIOTECHNOLOGY INDEX

* $100 invested on August 16, 2006 in stock or index-including reinvestment of dividends.

Recent Sales of Unregistered Securities
     The following table provides information about the sales of unregistered securities for the past three years.

			Total Offering		Exemption from
Date of Sale	Title of Security	Amount	Price	Purchasers	Registration Claimed

Oct. 2007	Common Stock	12,500 shares	—(1)	Accredited	Section 4(2) of the
				investors (7)	Securities Act
					of 1933 and Rule 506
					promulgated
					thereunder

Dec. 2006	Series 1 Preferred	462,294 shares	(2)	Accredited	Section 4(2) of the
	Convertible Stock			investors (7)	Securities Act
					of 1933 and Rule 506
					promulgated
					thereunder

Nov. 2005 — Feb. 2006	Series 1 Preferred	7,055,000 shares	$21,165,000	Accredited	Section 4(2) of the
	Convertible Stock			investors (7)	Securities Act
					of 1933 and Rule 506
					promulgated
					thereunder

Nov. 2005 — Dec 2007	Warrant to Purchase	3,054,000 shares	—(3)	Accredited	Section 4(2) of the
	Common Stock			investor (7)	Securities Act
					of 1933 and Rule 506
					promulgated
					thereunder

Aug. 2005 — Dec. 2006	Common Stock and	4,305,667	—(4)	Directors,	Rule 701
	Options to Purchase			officers,	promulgated
	Common Stock			employees and	under the
				consultants	Securities Act of
					1933

Feb. 2004 — Feb. 2005	Common Stock	618,000 shares	—(5)	Directors,	Rule 701 promulgated
				officers,	under the
				employees and	Securities Act of
				consultants	1933

Jan. 2005 — Dec. 2006	Common Stock	596,000 shares	—(6)	Directors,	Section 4(2) of the
				officers,	Securities Act
				employees and	of 1933 and Rule 506
				consultants	promulgated
					thereunder

(1)	Issued to the University of Massachusetts in exchange for the exclusive right and license to use, develop, manufacture, market and exploit certain intellectual property owned by the University of Massachusetts.

(2)	Represents unregistered securities issued as dividends on Series 1 Preferred Stock.

(3)	Issued to Fordham Financial Management, Inc., as partial consideration for placement agent services rendered in connection with our private placement of Series 1 Preferred Stock, warrants to purchase 3,054,000 shares of common stock at an exercise price of $1.66 per share, as adjusted during the fourth quarter of 2007 for weighted average anti-dilution protection. These warrants expire on November 8, 2010.

(4)	Issued pursuant to the PolyMedix, Inc. 2002 Equity Compensation Plan and the PolyMedix, Inc. 2005 Omnibus Equity Compensation Plan as an incentive to our directors, officers, employees and consultants. We received no cash consideration for the incentive grants. Options issued have exercise prices of between $1.50 and $4.10 per share and expire ten years from their respective grant date.

(5)	Represents common and restricted common stock incentive grants to directors, officers, employees and consultants made pursuant to the PolyMedix Pharmaceuticals, Inc. 2002 Equity Compensation Plan. We received no cash consideration for the incentive grants.

(6)	Represents common and restricted common stock incentive grants to our directors, officers, employees and consultants. We received no cash consideration for the incentive grants.

(7)	As defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Equity Compensation Plan Information

(c)
	(a)		Number of securities
	Number of securities to	(b)	remaining available for
	be issued upon exercise	Weighted-average	future issuance under equity
	of outstanding options,	exercise price of	compensation plan
	warrants and rights	outstanding options,	(excluding securities
	(1) (2)	warrants and rights	reflected column (a))
Equity compensation plans approved by security holders (1)	5,421,000	$1.75	112,223
Equity compensation plans not approved by security holders	—	—	—
Total:	5,421,000	$1.75	112,223

(1)	Represents 1,422,000 and 3,999,000 shares of our common stock issuable under our 2002 Equity Compensation Plan and our 2005 Omnibus Equity Compensation Plan, respectively.
Item 6. Selected Financial Data.

						For the period
						August 8, 2002
						(Inception) to
	Years ended December 31,					December 31,
(in thousands)	2007	2006	2005	2004	2003	2007
Statement of Operations Data:
Grant and research revenues	$1,126	$821	$142	$358	$—	$2,447
Operating expenses	13,801	7,480	4,960	1,955	1,230	29,589
Net loss	(12,164)	(5,966)	(4,764)	(1,590)	(1,228)	(25,873)
Balance Sheet Data:
Total cash and investments	$8,903	$14,529	$15,287	$3,705	$1,102	$8,903
Total assets	9,722	15,142	15,468	3,881	1,116	9,722
Stockholders’ equity	5,134	13,746	14,855	3,746	2,118	5,134
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$(8,266)	$(4,319)	$(2,528)	$1,378	$(1,146)	$(17,643)
Financing activities	2,649	3,717	14,186	4,100	2,020	26,922
Investing activities	1,952	(6,084)	(76)	(119)	(16)	(4,343)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the consolidated financial statements including the notes thereto. This discussion and analysis may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially as a result of various factors, including those set forth under “Risk Factors” or elsewhere in this
Form 10-K.
Overview
We are a development stage biotechnology company focused on treating life threatening, serious infectious diseases and acute cardiovascular disorders with synthetic small molecule compounds that mimic the activity of large natural protein molecules, compounds referred to as biomimetics. Using our proprietary computational drug design technology, we have created novel defensin mimetic antibiotic compounds, heparin antagonist compounds (or “heptagonist”) and other drug compounds intended for human therapeutic use. Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing of our product candidates, exploring marketing channels and recruiting personnel.
We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through December 31, 2007 aggregated $25,873,000, and we expect to continue to incur substantial losses in future periods.
We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors. We did not raise as much additional funding in 2007 as we had planned, and, as a result, we scaled back our pre-clinical research efforts. We anticipate that in order to achieve our operational objectives, our expenses and cash requirements will increase from historical levels and we anticipate the need to raise additional capital during 2008 in order to fully fund the research and development of our product candidates. These factors have raised substantial doubt about our ability to continue as a going concern for the foreseeable future. If additional capital resources are not obtained during 2008, we will scale-back, postpone or eliminate certain development programs until such additional capital resources have been obtained. Our consolidated financial statements have been prepared on the basis of PolyMedix Inc. continuing as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of our ability to continue as a going concern.
The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations for the years ended December 31, 2007, 2006 and 2005, and financial condition for the years ended December 31, 2007 and 2006.
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
Stock-based compensation
From our inception, August 8, 2002, we applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and have, since inception, recognized equity compensation expense over the requisite service period. Beginning January 1, 2006, we adopted SFAS No. 123(R), Share Based Payment using the modified-prospective method. There was no significant impact from switching from SFAS No. 123 to SFAS No. 123(R). Since inception, we have used the Black-Scholes formula to estimate the fair value of stock options and have elected to continue to estimate the fair value of stock options using the Black-Scholes formula. The volatility and expected term assumptions have the most significant effect on the results obtained from the Black-Scholes option-pricing model. We have to date assumed that stock options have an expected life of five years, representing about half of their contractual life, and assumed common stock volatility of between 41% and 74%. Higher estimates of volatility and expected life of the option increase the value of an option and the resulting expense. Given the absence of an active market for our common stock, the fair value of our common stock has periodically been estimated using several criteria, including the trading of our common stock on the OTC Bulletin Board (when trading), progress and milestones achieved in our research activities along with the price per share of our preferred and common stock offerings.
Results of Operations
Year ended December 31, 2007 compared to year ended December 31, 2006
Since inception, our only revenues have been from grants and other research arrangements. Grant and research revenues were $1,126,000 and $821,000 for the years ended December 31, 2007 and 2006, respectively. The increase in grant and research revenue was attributable to funds received in connection with our advanced technology grant from the National Institute of Health, or NIH, in support of our development of our i.v. antibiotic product candidate, which commenced in April 2006.
We incurred research and development expenses of $9,328,000 and $3,306,000 for the years ended December 31, 2007 and 2006, respectively. The increase was the result of increased headcount and outside laboratory research costs associated with our preclinical development, GMP compliant manufacturing and GLP compliant toxicology, safety pharmacology and genotoxicity studies for PMX-60056 and PMX-30063 planned for 2008. Research and development costs include $311,000 and $205,000 related to stock-based compensation expense for the years ended December 31, 2007 and 2006, respectively.
General and administrative expenses were $4,473,000 and $4,174,000 for the years ended December 31, 2007 and 2006, respectively. The increase was the result of facility, investor relations and legal costs. General and administrative costs include $936,000 and $934,000 related stock-based compensation expense for the years ended December 31, 2007 and 2006, respectively.
Interest income and other expenses were $511,000 and $693,000 for the years ended December 31, 2007 and 2006, respectively. The decrease was a result of our decreased average cash and investment balances along with declining interest rates.
Historical Cash Flows
Operating Activities. Cash used in operating activities during the year ended December 31, 2007 increased to $8,266,000 as compared to $4,319,000 used for the year ended December 31, 2006. The increase is attributed primarily to increased research and development spending and increased general and administrative expenses.
Investing Activities. Cash used for investing activities represents cash paid for purchases of investments and property and equipment, net of maturities of investments. During the year ended December 31, 2007 and 2006, we purchased $9,880,000 and $10,810,000 of investments, respectively. During the year ended December 31, 2007 and 2006, maturities of our investments were $12,098,000 and $5,000,000, respectively. During the years ended December 31, 2007 and 2006, property and equipment purchases were $266,000 and $274,000, respectively.
Financing Activities. We have financed our operating and investing activities primarily from the proceeds from the sale of equity securities. During the years ended December 31, 2007 and 2006, we received $2,558,000 and $3,720,000, respectively, in net proceeds of such issuances of equity securities. Additionally, during 2007 we received $184,000 from the exercise of stock options.
Year ended December 31, 2006 compared to year ended December 31, 2005
Grant and research revenues were $821,000 and $142,000 for the years ended December 31, 2006 and 2005, respectively. The increase in grant and research revenue was attributable to funds received in connection with our advanced technology grant from the NIH in support of our development of our i.v. antibiotic product candidate, which commenced in April 2006.
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
Financing Activities. We have financed our operating and investing activities primarily from the proceeds of private placements of common and preferred stock. During the years ended December 31, 2006 and 2005, we received $3,720,000 and $14,186,000, respectively, in net proceeds of issuances of preferred stock.
Liquidity and Capital Resources
As of December 31, 2007 and December 31, 2006, we had cash and investment balances of approximately $8,903,000 and $14,529,000, respectively, and total liabilities of approximately $4,588,000 and $1,396,000, respectively. The decrease in our cash balance was attributable to cash used to fund ongoing operations, partially offset by proceeds realized from the sale of our common stock units during the last quarter of 2007. During the fourth quarter of 2007, we received proceeds, net of fees and expenses, of $2,106,000 from the sale of our common stock units.
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
During 2008, we plan to scale our operations such that our current cash and investment balances will fund operations at least for the next twelve months. If we are unable to secure adequate additional funding during the first half of 2008, we will delay, scale-back or eliminate certain of our research, drug discovery or development activities or certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. We did not raise as much additional funding in 2007 as we had planned, and as a result, we scaled-back our pre-clinical research efforts. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors, many of which we cannot control, including:
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

We expect to seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, and from other sources. We may not be able to obtain any additional financing on terms acceptable to us, if at all, or we may not raise as much as we expect. If adequate additional funds are not available when required, we will have to delay, scale-back or eliminate certain of our research, drug discovery or development activities or certain other aspects of our operations and our business will be materially and adversely affected. Our consolidated financial statements have been prepared on the basis of PolyMedix Inc. continuing as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of our ability to continue as a going concern.
We are subject to many risks associated with early-stage businesses, including the above-discussed risks associated with the ability to raise capital. Please see the section entitled “Risk Factors” for more information regarding risks associated with our business.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(c)(2) of Regulation S-B.
Commitments and Contingencies
As described above, we believe we can scale our operations such that current cash and investment balances are adequate to fund operations, including the following commitments and contingencies, at least for the next twelve months if other factors do not negatively impact our cash and investment balances. If we are unable to secure adequate additional funding during the first half of 2008, we will delay, scale-back or eliminate certain of our research, drug discovery or development activities or certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding.
Capital Lease
We have entered into lease agreements for laboratory equipment. The initial obligation under these capital leases was $331,000. The value of the laboratory equipment acquired in connection with these leases was $398,000 and the depreciation associated with these assets is included along with that of other owned property and equipment. These equipment leases have terms of up to three years, at interest rates ranging from 9.5% to 11.5% and contain bargain purchase options. In connection with these capital leases, we paid the following (in thousands):

			Period from August 8, 2002
	Years Ended December 31,		(Inception) to
	2007	2006	December 31, 2007
Principal	$93	$3	$96
Interest	25	1	26

Total principal and interest	$118	$4	$122

Our annual future lease payments under this capital lease are as follows (in thousands):

	Principal	Interest	Total
2008	$131	$17	$148
2009	104	4	108

Total minimum lease payments	$235	$21	$256

Operating Lease
In June 2006, we entered into an operating lease agreement for 24,223 square feet of combined office and laboratory space located in Radnor, Pennsylvania. The initial term of the lease is 12 years. Payments under the lease commenced on December 1, 2006. Our annual future minimum lease payments under this non-cancelable operating lease are as follows (in thousands):

Operating Leases
2008	$398
2009	497
2010	589
2011	667
2012	686
Thereafter	4,315

Total minimum lease payments	$7,152

Prior to the commencement of our current operating lease for our Radnor Facility, we leased approximately 3,500 square feet of combined office and laboratory space on a month-to-month basis in Philadelphia, Pennsylvania. Rent expense was $598,000, $559,000 and $109,000 and $1,279,000 for the years ended December 31, 2007, 2006, and 2005, and for the period from August 8, 2002 (Inception) to December 31, 2007, respectively.
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
University of Massachusetts. We have entered a five-year sponsored research agreement with the University of Massachusetts, or UMass. Under the terms of this agreement, we have the exclusive option to license any intellectual property that may be generated by Dr. Gregory Tew pursuant to research sponsored under the agreement. We may exercise this option by issuing 7,500 shares of our common stock to UMass for each $100,000 of research conducted by Dr. Tew. If we exercise this option, we are also required to reimburse UMass for direct patent costs incurred by it for the patents licensed by us. During 2007, we issued 12,500 shares to UMass in connection with this agreement. We sponsored $107,000 and $118,000 of Dr. Tew’s research for 2007 and 2006, respectively.
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
Termination Benefits. During 2007, in connection with agreements with certain terminated employees, we agreed to grant 50,000 shares of common stock as a one-time termination benefit to certain employees. These shares will be issued ratably over the first five-months of 2008. We recognized $58,000 in equity based compensation costs associated with these shares which is included in research and development costs on our Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007 and for non-financial assets and liabilities in fiscal years beginning after March 15, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS 159 will have a material impact on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
 Interest Rate Risk
Our investment assets consist of U.S. Treasury obligations. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future, to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at December 31, 2007 totaled $3,967,000, and the weighted-average interest rate was approximately 4.69% with maturities of investments ranging up to 6 months.
Foreign Exchange Risk
We have entered into some agreements denominated, wholly or partly, in Canadian Dollars, Euros or other foreign currencies, and, in the future, we may enter into additional, significant agreements denominated in foreign currencies. If the values of these currencies increase against the dollar, our costs would increase. To date, we have not entered into any contracts to reduce the risk of fluctuations in currency exchange rates. In the future, depending upon the amounts payable under any such agreements, we may enter into forward foreign exchange contracts to reduce the risk of unpredictable changes in these costs. However, due to the variability of timing and amount of payments under any such agreements, foreign exchange contracts may not mitigate the potential adverse impact on our financial results.
Item 8. Financial Statements and Supplementary Data.
Our consolidated financial statements, accompanying notes and Report of Independent Registered Public Accounting Firm are attached to this Annual Report on Form 10-K beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A(T). Controls and Procedures.
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
Management’s Report on Financial Statements. Our management is responsible for the preparation, integrity and fair presentation of information in our consolidated financial statements, including estimates and judgments. Our consolidated financial statements presented in this report have been prepared in accordance with accounting principles generally accepted in the United States. Our management believes the consolidated financial statements and other financial information included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in this report. The consolidated financial statements have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
Our internal control over financial reporting includes those policies and procedures that:
➢	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

➢	provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors.

➢	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.
Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2007. This annual report does not contain an attestation report by Deloitte & Touche LLP, our independent registered certified public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered certified public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Audit Committee Oversight. The Audit Committee of the Board of Directors, which is comprised solely of independent directors, has oversight responsibility for our financial reporting process and the audits of our consolidated financial statements and internal control over financial reporting. The Audit Committee meets regularly with management and independent registered public accounting firm to review matters related to the quality and integrity of our financial reporting, internal control over financial reporting (including compliance matters related to our Code of Ethics and Business Conduct), and the nature, extent, and results of internal and external audits. Our independent registered public accounting firm has full and free access and report directly to the Audit Committee. The Audit Committee recommended, and the Board of Directors approved, that the audited consolidated financial statements be included in this Form 10-K.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors and Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to the similarly named sections in our definitive proxy statement for the 2008 annual meeting of shareholders.
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
The Code of Ethics includes procedures for reporting violations of the Code of Ethics. In addition, the Sarbanes-Oxley Act of 2002 requires companies to have procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Code of Ethics is intended to comply with the rules of the SEC and includes these required procedures. The Code of Ethics is available on our website at www.polymedix.com (under “Investors”). We have also filed the Code of Ethics as Exhibit 14 to our Annual Report on Form 10-KSB for the year ended December 31, 2006.
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to the similarly named sections in our definitive proxy statement for the 2008 annual meeting of shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to the similarly named sections in our definitive proxy statement for the 2008 annual meeting of shareholders.
Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this item is incorporated herein by reference to the similarly named sections in our definitive proxy statement for the 2008 annual meeting of shareholders.
Item 14. Principal Accountants Fees and Services.
The information required by this item is incorporated herein by reference to the similarly named sections in our definitive proxy statement for the 2008 annual meeting of shareholders.
Item 15. Exhibit Index.

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization, dated October 6, 2005, among the Registrant, PolyMedix Merger Sub, Inc., PolyMedix Pharmaceuticals, Inc. and those stockholders of Registrant identified on Exhibit A thereto.(1)

3.1	Amended and Restated Certificate of Incorporation of Registrant.(1)

3.2	Certificate of Designations of Registrant’s Series 1 Convertible Preferred Stock.(1)

3.3	Amendment to the Amended and Restated Certificate of Incorporation of Registrant.(1)

3.4	Amended and Restated By-Laws of Registrant.(1)

3.5	Amendment to Amended and Restated By-Laws of Registrant.(1)

Exhibit No.	Description of Exhibit
3.6	Amendment to the Amended and Restated Certificate of Incorporation of Registrant, as amended.(2)

3.7	Amendment to the Designations of Registrant’s Series 1 Convertible Preferred Stock.(2)

4.1	Form of Common Stock Purchase Warrant issued to Fordham Financial Management, Inc. on November 8, 2005, December 8, 2005, January 10, 2006 and February 15, 2006.(1)

4.2	Form of Common Stock Purchase Warrant. (3)

4.3	Form of Registration Rights Substitution Agreement.(4)

4.4	Form of Amendment No. 1 to Registration Rights Substitution Agreement.(5)

4.5	Form of Amendment No. 2 to Registration Rights Substitution Agreement.(6)

10.1	Patent License Agreement, dated January 3, 2003, between the Registrant and the University of Pennsylvania.(1)

10.2	Letter Agreement, dated December 23, 2003, amending the Patent License Agreement, dated January 3, 2003, between the Registrant and the University of Pennsylvania.(1)

10.3	Software License Agreement, dated May 30, 2003, between the Registrant and the University of Pennsylvania.(1)

10.4	Exclusive License Agreement, dated January 2, 2005, between the Registrant and the University of Massachusetts.(1)

10.5**	Employment Agreement, dated July 30, 2002, between Nicholas Landekic and the Registrant.(1)

10.6**	Employment Agreement, dated December 5, 2005, between Edward Smith and the Registrant.(1)

10.7**	Employment Agreement, dated May 21, 2003, between Dawn P. Eringis and the Registrant.(1)

10.8**	Employment Agreement, dated March 28, 2003, between Richard Scott, Ph.D. and the Registrant.(1)

10.9	Letter Agreement, dated February 25, 2004, between Dr. William DeGrado and the Registrant.(1)

10.10	Lab/Office Space License Agreement for 3701 Market Street, dated February 22, 2006, between the Registrant and the University City Science Center.(1)

10.11	Pennsylvania Full-Service Lease Agreement for 170 N. Radnor-Chester Road; Suite 300, Radnor, PA 19087, dated May 26, 2006, between the Registrant and the Radnor Properties— SDC, L.P.(7)

10.12	Financial Consulting Agreement, dated November 8, 2005, between the Registrant and Fordham Financial Management, Inc.(1)

10.13**	2005 Omnibus Equity Compensation Plan of the Registrant.(8)

10.14**	2002 Equity Compensation Plan of the Registrant.(8)

10.15**	Form of Incentive Stock Option Agreement.(1)

10.16**	Form of Nonqualified Stock Option Agreement.(1)

10.17	Sponsored Research Agreement, dated January 5, 2004, between the Registrant and the University of Massachusetts.(9)

10.18	Merrill Lynch Loan Management Account Agreement, dated April 13, 2006, between the Registrant and Merrill Lynch Bank USA.(7)

10.19**	Employment Agreement, dated October 19, 2006, between R. Eric McAllister and the Registrant.(9)

10.20**	Offer Letter to Bozena Korczak, Ph.D.(10)

14	Code of Ethics & Business Conduct Guidelines. (9)

21	List of Subsidiaries(9)

23.1	Consent of Deloitte & Touche LLP *

24	Power of Attorney( (Included on signature page). *

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

**	Management contract or compensatory arrangement.

(1)	Filed as an Exhibit to the Registration Statement on Form 10-SB (File #000-51895) filed on April 5, 2006.

(2)	Filed as an Exhibit to the Current Report on Form 8-K filed on June 5, 2007.

(3)	Filed as an Exhibit to Amendment No. 5 to the Registration Statement on Form SB-2 (File No. 333-146180) on November 30, 2007.

(4)	Filed as an Exhibit to the Registration Statement on Form SB-2 (File No. 333-146180) on September 19, 2007.

(5)	Filed as an Exhibit to Amendment No. 1 to the Registration Statement on Form SB-2 (File No. 333-146180) on October 4, 2007.

(6)	Filed as an Exhibit to Amendment No. 2 to the Registration Statement on Form SB-2 (File No. 333-146180) on October 16, 2007.

(7)	Filed as an Exhibit to Amendment No. 2 to the Registration Statement on Form 10-SB/A (File #000-51895) filed on June 19, 2006.

(8)	Filed as an Exhibit to the Registration Statement on Form S-8 (File # 333-139686).

(9)	Filed as an Exhibit to the Annual Report on Form 10-KSB filed on March 19, 2007.

(10)	Filed as an Exhibit to the Current Report on Form 8-K filed on November 16, 2007.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PolyMedix, Inc.

March 27, 2008	By:	/s/ Nicholas Landekic

Date		Nicholas Landekic
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
     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date
/s/ Nicholas Landekic Nicholas Landekic	President & Chief Executive Officer (Principal Executive Officer)	March 27, 2008

/s/ Edward F. Smith Edward F. Smith	Vice President, Finance & Chief Financial Officer (Principal	March 27, 2008
Financial and Accounting Officer)

/s/ Frank Slattery, Jr.	Chairman of the Board of Directors	March 27, 2008
Frank Slattery, Jr.

/s/ Brian Anderson Brian Anderson	Director	March 27, 2008

/s/ Frank M. DeLape Frank M. DeLape	Director	March 27, 2008

/s/ William N. Kelley, M.D. William N. Kelley, M.D.	Director	March 27, 2008

/s/ Michael E. Lewis, Ph.D. Michael E. Lewis, Ph.D.	Director	March 27, 2008

/s/ Shaun F. O’Malley Shaun F. O’Malley	Director	March 27, 2008

FINANCIAL STATEMENTS
POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006 AND
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
AND FOR THE PERIOD
AUGUST 8, 2002 (INCEPTION) TO DECEMBER 31, 2007
CONTENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

PolyMedix, Inc. Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3

PolyMedix, Inc. Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005, and for the Period from August 8, 2002 (Inception) to December 31, 2007	F-4

PolyMedix, Inc. Consolidated Statements of Changes in Stockholders’ Equity from August 8, 2002 (Inception) to December 31, 2007	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005, and for the Period from August 8, 2002 (Inception) to December 31, 2007	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PolyMedix, Inc.
Radnor, Pennsylvania
      We have audited the accompanying consolidated balance sheets of PolyMedix, Inc. and its subsidiary (a development stage company) (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and for the period from August 8, 2002 (Inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, and for the period from August 8, 2002 (Inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is a development stage enterprise engaged in the research and development of pharmaceutical drug compounds intended for human therapeutic use and has historically funded its operations through equity financing activities.  As discussed in Note 1 to the financial statements, the Company’s operating losses since inception, current available cash and investment balances and anticipated level of capital requirements necessary to fund its current operations raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 26, 2008

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$4,936	$8,601
Short-term investments	3,967	5,928
Prepaid expenses and other current assets	42	60

Total current assets	8,945	14,589

Property and Equipment:
Computers	243	189
Office furniture and lab equipment	774	479
Accumulated depreciation	(240)	(115)

Total property and equipment	777	553

TOTAL ASSETS	$9,722	$15,142

LIABILITIES AND STOCKHOLDERS’EQUITY
Current Liabilities:
Accounts payable	$2,341	$498
Accrued expenses	1,372	473
Short-term portion of capital lease obligation	131	31

Total current liabilities	3,844	1,002

Deferred rent and other accrued expenses	640	325
Long-term portion of capital lease obligation	104	69

Total liabilities	4,588	1,396
Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred Stock ($0.001 par value; 10,000 shares authorized; 0 and 7,483 issued and outstanding at December 31, 2007 and 2006, respectively) (Liquidation value $0 and $22,450 at December 31, 2007 and 2006, respectively)	—	7

Common Stock ($0.001 par value; 90,000 shares authorized; 32,039 and 12,480 issued and outstanding at December 31, 2007 and 2006, respectively)	32	12
Additional paid-in capital	30,973	27,437
Deficit accumulated during the development stage	(25,873)	(13,709)
Unrealized gain(loss) on available for sale securities	2	(1)

Total stockholders’ equity	5,134	13,746

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,722	$15,142

The accompanying notes are an integral part of these consolidated financial statements.

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 AND
PERIOD FROM AUGUST 8, 2002 (INCEPTION) THROUGH DECEMBER 31, 2007
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

				For the period
				August 8, 2002
				(Inception) to
	Years ended December 31,			December 31,
	2007	2006	2005	2007
Revenues:
Grant and research revenues	$1,126	$821	$142	$2,447

Total revenues	1,126	821	142	2,447

Operating Expenses:
Research and development	9,328	3,306	2,526	17,190
General and administrative	4,473	4,174	2,434	12,399

Total operating expenses	13,801	7,480	4,960	29,589

Other Income:
Interest income	511	693	54	1,269

Total other income	511	693	54	1,269

Net loss	$(12,164)	$(5,966)	$(4,764)	$(25,873)

Conversion inducement and dividends on Series 1 preferred stock	(2,247)	(2,899)	(127)	(5,273)

Net loss attributable to common stockholders	$(14,411)	$(8,865)	$(4,891)	$(31,146)

Net loss per common share — basic and diluted	$(0.61)	$(0.72)	$(1.07)

Weighted average common shares outstanding - basic and diluted	23,771	12,240	4,569

The accompanying notes are an integral part of these consolidated financial statements.

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FROM AUGUST 8, 2002 (INCEPTION) THROUGH DECEMBER 31, 2007
(IN THOUSANDS)

							Deficit	Unrealized
							Accumulated	gain/loss on
						Unearned	During the	available for	Total
	Common Stock		Preferred Stock		Additional	Stock-Based	Development	sale	Stockholders’
Description	Shares	Amount	Shares	Amount	Paid-In Capital	Compensation	Stage	securities	Equity
Balance at August 8, 2002	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	800	1	—	—	19	—	—	—	20
Issuance of Series A preferred stock	—	—	920	1	229	—	—	—	230
Issuance of restricted common stock grants	1,152	1	—	—	28	(29)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	—	(162)	—	(162)

Balance at December 31, 2002	1,952	$2	920	$1	$276	$(27)	$(162)	$—	$90
Issuance of Series A-1 preferred stock	—	—	1,000	1	224	—	—	—	225
Issuance of Series A preferred stock	—	—	497	1	124	—	—	—	125
Issuance of Series B preferred stock	—	—	1,328	1	1,659	—	—	—	1,660
Issuance of common stock	432	1	—	—	10	—	—	—	11
Issuance of restricted common stock grants	227	—	—	—	5	(6)	—	—	(1)
Amortization of stock-based compensation	—	—	—	—	—	9	—	—	9
Net loss	—	—	—	—	—	—	(1,227)	—	(1,227)

Balance at December 31, 2003	2,611	$3	3,745	$4	$2,298	$(24)	$(1,389)	$—	$892
Issuance of Series B preferred stock	—	—	3,312	3	4,097	—	—	—	4,100
Issuance of common stock grants to non-employees in exchange for services	518	—	—	—	336	—	—	—	336
Amortization of stock-based compensation	—	—	—	—	—	8	—	—	8
Net loss	—	—	—	—	—	—	(1,590)	—	(1,590)

Balance at December 31, 2004	3,129	$3	7,057	$7	$6,731	$(16)	$(2,979)	$—	$3,746
Proceeds from Series B subscription receivable	—	—	—	—	40	—	—	—	40
Issuance of common stock grants to non-employees in exchange for services	196	—	—	—	127	—	—	—	127
Issuance of common stock grants	500	1	—	—	325	—	—	—	326
Issuance of stock option grants	—	—	—	—	2,855	(2,855)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	1,235	—	—	1,235
Conversion of Series A and B preferred stock to common stock	7,057	7	(7,057)	(7)	—	—	—	—	—
Issuance of common stock for net assets of PolyMedix, Inc.	1,500	1	—	—	(2)	—	—	—	(1)
Issuance of Series 1 preferred stock	—	—	5,589	6	14,140	—	—	—	14,146
Net loss	—	—	—	—	—	—	(4,764)	—	(4,764)

Balance at December 31, 2005	12,382	$12	5,589	$6	$24,216	$(1,636)	$(7,743)	$—	$14,855
Reclassification of unearned compensation on nonvested stock balance upon adoption of SFAS No. 123(R)	—	—	—	—	(1,636)	1,636	—	—	—
Issuance of Series 1 preferred stock	—	—	1,466	1	3,719	—	—	—	3,720
Issuance of common stock grants to non-employees in exchange for services	30	—	—	—	45	—	—	—	45
Amortization of stock-based compensation	—	—	—	—	1,093	—	—	—	1,093
Conversion of Series 1 preferred stock to common stock	68	—	(34)	—	—	—	—	—	—
Dividends paid on Series 1 preferred stock	—	—	462	—	—	—	—	—	—
Unrealized loss on available on sale securities	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	(5,966)	—	(5,966)

Balance at December 31, 2006	12,480	$12	7,483	$7	$27,437	$—	$(13,709)	$(1)	$13,746
Conversion of Series 1 preferred stock to common stock	15,944	16	(7,483)	$(7)	$(9)				—
Issuance of common stock grants to non-employees in exchange for services	12	—	—	—	12	—	—	—	12
Amortization of stock-based compensation	—	—	—	—	1,247	—	—	—	1,247
Proceeds from exercise of common stock options	122	1	—	—	183	—	—	—	184
Issuance of common stock, net of issuance costs	3,481	3	—	—	2,103	—	—	—	2,106
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	—	(12,164)	—	(12,164)

Balance at December 31, 2007	32,039	$32	—	$—	$30,973	$—	$(25,873)	$2	$5,134

The accompanying notes are an integral part of these consolidated financial statements.

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 AND
PERIOD FROM AUGUST 8, 2002 (INCEPTION) THROUGH DECEMBER 31, 2007
(IN THOUSANDS)

				For the period
				August 8, 2002
	Years ended December 31,			(Inception) to
	2007	2006	2005	2007
Cash Flows from Operating Activities:
Net loss	$(12,164)	$(5,966)	$(4,764)	$(25,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	195	64	38	310
Accretion of discount on investment secutities	(254)	(118)	—	(372)
Stock-based compensation	1,259	1,139	1,687	4,440
(Increase) decrease on prepaid expenses and other current assets	18	(39)	23	(42)
Increase on accounts payable, accrued expenses and deferred rent	2,657	601	488	3,871
Loss on disposal of fixed assets	23	—	—	23

Net cash used in operating activities	(8,266)	(4,319)	(2,528)	(17,643)

Cash Flows from Investing Activities:
Cash paid for property and equipment	(266)	(274)	(76)	(751)
Purchases of investments	(9,880)	(10,810)	—	(20,690)
Proceeds from maturities of investments	12,098	5,000	—	17,098

Net cash provided by (used in) investing activities	1,952	(6,084)	(76)	(4,343)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, net of financing costs	2,558	3,720	14,186	26,834
Proceeds from stock option exercise	184	—	—	184
Principal payments on capital lease obligations	(93)	(3)	—	(96)

Net cash provided by financing activities	2,649	3,717	14,186	26,922

Net increase (decrease) in cash and cash equivalents	(3,665)	(6,686)	11,582	4,936

Cash and cash equivalents — beginning of year	8,601	15,287	3,705	—

Cash and cash equivalents — end of year	$4,936	$8,601	$15,287	$4,936

				$—
Non-Cash Investing Activities:
Property and equipment acquired under capital lease	$228	$103	$—	$331
Capital expenditures acquired on account	$30	$83	$1	$30

Non-Cash Financing Activities:
Conversion inducement and dividends on Series 1 Preferred Stock	$2,247	$3,026	$—	$5,273
Warrants issued to placement agent	$—	$446	$1,703	$2,149
Accrued financing costs	$452	$—	$—	$452
Capital lease obligation	$228	$103	$—	$331
The accompanying notes are an integral part of these consolidated financial statements.

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006 AND
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
AND FOR THE PERIOD
AUGUST 8, 2002 (INCEPTION) TO DECEMBER 31, 2007
In these consolidated financial statements, “PolyMedix,” “we,” “us” and “our” refer to PolyMedix, Inc. and its wholly owned subsidiary PolyMedix Pharmaceuticals, Inc. and “Common Stock” refers to PolyMedix’s common stock, par value $0.001 per share
NOTE 1 — ORGANIZATION AND BUSINESS ACTIVITIES
We are a development stage biotechnology company focused on treating life threatening, serious infectious diseases and acute cardiovascular disorders with synthetic small molecule compounds that mimic the activity of large natural protein molecules, compounds referred to as biomimetics. Using our proprietary computational drug design technology, we have created novel defensin mimetic antibiotic compounds, heparin antagonist compounds (or “heptagonist”) and other drug compounds intended for human therapeutic use. Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing of our product candidates, exploring marketing channels and recruiting personnel.
We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through December 31, 2007 aggregated $25,873,000, and we expect to continue to incur substantial losses in future periods.
The accompanying consolidated financial statements have been prepared on the basis of PolyMedix Inc. continuing as a going concern. We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors. We did not raise as much additional funding in 2007 as we had planned, and, as a result, we scaled back our pre-clinical research efforts. We anticipate that in order to achieve our operational objectives, our expenses and cash requirements will increase from historical levels and we anticipate the need to raise additional capital during 2008 in order to fully fund the research and development of our product candidates. These factors have raised substantial doubt about our ability to continue as a going concern for the foreseeable future. If additional capital resources are not obtained during 2008, we will scale-back, postpone or eliminate certain development programs until such additional capital resources have been obtained. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of our ability to continue as a going concern.
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
Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the assets; three years for computer equipment and related software, seven years for office furniture and five years for lab equipment. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operating expenses. Depreciation expense was $195,000, $64,000, $38,000 and $310,000 for the years ended December 31, 2007, 2006 and 2005 and for the period from August 8, 2002 (Inception) to December 31, 2007, respectively.
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
Grant and Research Revenue
Sponsored grant and research revenues are recognized pursuant to the terms of the related agreements as work is performed.
Research and Development Expense
Research and development costs are expensed as incurred.
Income Taxes
We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and the expected benefits of using net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the consolidated financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. At December 31, 2007 and 2006, we have concluded that a full valuation allowance is necessary for deferred tax assets. (See Note 5).

We adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” on January 1, 2007. FIN 48 prescribes the recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. We had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements. See Note 5 for the impact of the adoption of FIN 48.
Loss per Share of Common Stock
We calculate our earnings (loss) per share under the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires a dual presentation of “basic” and “diluted” earnings (loss) per share on the face of the income statement. Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as unvested restricted stock, convertible preferred stock, stock options and warrants, which would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share allocable to common stockholders the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation. Potentially dilutive securities include unvested restricted stock, convertible preferred stock, and options and warrants to purchase our common stock. These potentially dilutive securities are more fully described in Note 6.
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
Stock-Based Compensation
We currently sponsor equity compensation plans. Refer to Note 6. From our inception, August 8, 2002, we applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Beginning January 1, 2006, we adopted SFAS No. 123(R) using the modified-prospective method, and as such, prior periods have not been restated. Compensation expense is recognized over the requisite service period. The total stock-based compensation expense was $1,259,000, $1,139,000, $1,687,000, and $4,440,000 for the years ended December 31, 2007, 2006 and 2005 and for the period from August 8, 2002 (Inception) to December 31, 2007, respectively.
Recently Issued and Adopted Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements.

SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007 and for non-financial assets and liabilities in fiscal years beginning after March 15, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS 159 will have a material impact on our consolidated financial statements.
NOTE 3 — SHORT-TERM INVESTMENTS
Short-term investments consist of investment grade fixed income securities with original maturities of greater than three months. All investments are classified as “available for sale”, and are considered current assets. As of December 31, 2007, all short-term investments had maturities of less than one-year.
The following summarizes the short-term investments as of December 31, 2007 and December 31, 2006, which were invested solely in U.S. government obligations (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2007	$3,965	$2	$—	$3,967
December 31, 2006	$5,929	$—	$(1)	$5,928
NOTE 4 — ACCRUED EXPENSES
At December 31, 2007 and 2006, accrued expenses consist of the following (in thousands):

	2007	2006
Payroll related costs	$280	$328
Other costs	1,092	145

Total accrued expenses	$1,372	$473

NOTE 5 — PROVISION FOR INCOME TAXES
We account for income taxes using the asset and liability approach as required by FASB No. 109. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. This method also requires the recognition of future tax benefits, such as net operating loss carryforwards and research and development credits, to the extent that realization of such benefits is more likely than not. At December 31, 2007 and 2006, deferred tax assets consisted of the following (in thousands):

	2007	2006
Deferred tax assets:
Net operating loss carryforward	$7,998	$4,030
Stock compensation expense	1,163	789
Contribution carryforward	33	33
R & D credit carryforward	998	406
Depreciation	(57)	(7)
Straight-line rent	254	132
Other	265	—

Gross deferred tax asset	10,654	5,383
Valuation allowance	(10,654)	(5,383)
Net deferred tax asset	$—	$—

We believe there is not sufficient evidence that future taxable income will be adequate to permit the realization of the future tax deductions embedded in this asset. As such, in accordance with SFAS No. 109, “Accounting for Income Taxes”, we have established a valuation allowance to reduce the deferred tax asset since it is more likely than not that the deferred tax asset will not be realized.
The difference between the provision for (benefit from) income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before provision for (benefit from) income taxes is explained below (in thousands):

				Period from
				August 8,
				2002
				(Inception) to
	Years ended December 31,			December 31,
	2007	2006	2005	2007
Loss before provision for income taxes	$(12,164)	$(5,966)	$(4,764)	$(25,873)
Tax at federal statutory rate	(4,138)	(2,028)	(1,620)	(8,798)
State taxes, net of federal benefit	(908)	(390)	(314)	(1,809)
Research and development credits	(348)	(159)	(135)	(669)
Other permanent differences	74	20	2	97
Other	49	476	—	525
Change in valuation allowance	5,271	2,081	2,067	10,654
Provision for income taxes	$—	$—	$—	$—
We have available at December 31, 2007, $19,700,000 in unused operating loss carryforwards that expire between 2022 and 2027. We also have available at December 31, 2007, $998,000 unused federal research and development credit carryforwards that may provide future tax benefits and expire between 2024 and 2027.
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
We file income tax returns in the U.S. federal jurisdiction and Pennsylvania. Our policy is to record interest and penalties on uncertain tax positions as income tax expense. The tax years back to 2002 remain open to examination by the major taxing jurisdictions where we file. Net operating loss and credit carryforwards from earlier periods also remain open to examination by taxing authorities, and will for a period post utilization. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months. Any changes in the future would also have no impact on the effective tax rate due to the existence of a full valuation allowance. As of December 31, 2007, we had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.
NOTE 6 — STOCKHOLDERS’ EQUITY
Common Stock
We are authorized to issue 90,000,000 shares of common stock, with a par value of $0.001, of which 32,039,000 and 12,480,000 were issued and outstanding at December 31, 2007 and 2006, respectively.
During the fourth quarter of 2007, we completed a registered direct offering of 2,943,000 units, each unit consisting of one share of our common stock and a warrant to purchase one share of our common stock. Each unit was priced at a $1.10 per unit and the exercise price of the warrants issued is also $1.10. We received gross proceeds of $3,238,000 in the registered direct offering before fees and expenses. In connection with this registered direct offering, we paid commission fees and expenses of $1,132,000. The fair value of the warrants at the time of issuance was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.58%; the contractual life of five years and volatility of 73%. The fair value of the warrants issued was estimated to be $2,015,000.
Preferred Stock
We are authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.001, of which 0 and 7,483,000 were issued and outstanding at December 31, 2007 and 2006, respectively.
During the first quarter of 2006, we completed a private placement of Series 1 preferred stock. We received gross proceed of $21,165,000 during the fourth quarter of 2005 and the first quarter of 2006 in connection with this private placement of Series 1 preferred stock. We incurred commission fees, expenses and financial consulting fees of $3,299,000 and issued warrants to purchase 3,054,000 shares of common stock at an exercise price of $1.66 per share, as adjusted for weighted average anti-dilution protection. The fair value of the warrants at the time of issuance was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 4.45%; the contractual life of five years and volatility of 60%. The fair value of the warrants issued was estimated to be $2,149,000. Each share of Series 1 preferred stock was convertible into two shares of common stock at any time at the option of the holder. Cumulative annual dividends, payable in shares of Series 1 preferred stock or cash at the option of the Board of Directors, accrued at an annual rate of 6% ($0.18 per share). Cumulative dividends were paid for dividends accrued through 2006. This dividend was paid in 462,000 shares of Series 1 preferred stock that was valued at $3,026,000 as of the date of dividend declaration. The Series 1 preferred stock was convertible into 924,000 shares of common stock, which had a weighted average fair value of $6.55 on the dividend declaration dates. The value of the beneficial conversion feature of $1,639,000 was recorded as dividends on the Series 1 preferred stock through the earliest date that such preferred stock dividends can be converted.
During the second quarter of 2007, our stockholders voted to approve an amendment to our Series 1 Preferred Stock certificate of designations to provide for the automatic and immediate conversion of each share of Series 1 Preferred stock into 2.247 shares of our Common Stock. The number of shares of Common Stock these former holders of the Series 1 preferred stock received as a result of this conversion was the same number of shares of Common Stock that these holders would have been entitled to receive when, under the terms of the Series 1 preferred stock in effect immediately prior to the conversion, the shares were to automatically convert to Common Stock on December 31, 2008. The fair value of the additional shares paid to the then Series 1 Preferred stockholders was approximately $2,247,000, which has been deducted from our net loss in arriving at net loss attributable to Common Stock holders. In addition, notwithstanding the conversion, these former holders of Series 1 preferred stock maintained their weighted average anti-dilution protection through December 31, 2007. As a result of the registered direct offering of Common Stock, which closed during the fourth quarter and in satisfaction of the weighted average anti-dilution protection then in place, we issued to the former holders of Series 1 preferred stockholders 538,000 shares of common stock

Warrants
We issued warrants to purchase 2,943,000 shares of common stock in connection with the registered direct offering of units at an exercise price of $1.10 per share. These warrants expire on December 20, 2012.
We issued warrants to purchase 3,054,000 shares of common stock in connection with the private placement of Series 1 preferred stock at an exercise price of $1.66 per share, as adjusted during the fourth quarter of 2007 for weighted average anti-dilution protection, to the placement agent of our Series 1 Preferred Stock. These warrants expire on November 8, 2010 and contain weighted average anti-dilution protection if we issue certain securities at a price per share less than $1.66.
Stock-Based Compensation
We maintain equity compensation plans under which grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards are granted to selected employees, non-employee directors and key advisors. Since our inception on August 8, 2002, we have recognized equity compensation expense over the requisite service period using the Black-Scholes-Merton formula to estimate the fair value of stock options. Beginning January 1, 2006, we adopted SFAS No. 123(R) “Share-Based Compensation” under the modified-prospective approach. The following table summarizes the total stock-based compensation expense included in our Consolidated Statements of Operations (in thousands):

				Period from August
	Years Ended December 31,			8, 2002 (Inception)to
	2007	2006	2005	December 31, 2007
Research and development	$311	$205	$491	$1,349
General and administrative	936	934	1,196	3,079

Total stock-based compensation expense	$1,247	$1,139	$1,687	$4,428

During the year ended December 31, 2007, approximately 1,345,000 stock options were awarded to directors, officers and employees. As of December 31, 2007, there were 5,421,000 shares of Common Stock issuable upon exercise of outstanding stock options and 112,000 shares of Common Stock available for issuance of future equity compensation awards in connection with our equity compensation plans.
Stock Options
As of December 31, 2007, there was approximately $1,820,000 of total unrecognized compensation cost related to non-vested stock options, which will be amortized over the weighted average remaining service period of approximately 1.15 years. This expected cost does not include the impact of any future stock option awards. Options granted are generally exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair value on the date of grant and generally vest over terms ranging from immediately to four years. A summary of the status of our stock options as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below (in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Options	per share	Life (in years)	Value
Outstanding at beginning of period	4,276	$1.81
Granted	1,345	$1.50
Exercised	(122)	$1.50
Expired	—	—
Forfeited	(78)	$1.60

Outstanding at end of period	5,421	$1.75	8.38	$1,312
Exercisable at end of period	3,461	$1.56	8.01	$759

The aggregate intrinsic value in the preceding tables represent the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on the last day of 2007, 2006 and 2005, respectively. Intrinsic value is determined by calculating the difference between the value of our stock on the last day of the year and the exercise price, multiplied by the number of options.
The following table summarizes the fair value of options granted during the years ended December 31, 2007, 2006 and 2005 and for the period from August 8, 2002 (Inception) to December 31, 2007, respectively (in thousands, except per share amounts):

				Period from August
	Years Ended December 31,			8, 2002 (Inception)to
	2007	2006	2005	December 31, 2007
Fair value of options granted	$1,228	$1,475	$2,855	$5,558
Fair value of options granted (per share)	$0.91	$1.20	$0.83	$0.93
The fair value of options granted is amortized over the requisite service period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton formula with the following weighted average assumptions:

	Year Ended	Year Ended	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Range of risk free interest rates	3.84% – 4.85%	4.30% – 4.96%	4.18% – 4.45%
Dividend yield	0%	0%	0%
Expected volatility	63% – 71%	41% – 60%	60%
Expected life of options (in years)	5	5	5
Forfeitures	0%	0%	0%
Expected volatility and expected life for the years ended December 31, 2007, 2006 and 2005 were estimated based upon historical activity, when available, and our benchmark analysis of selected companies. The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant. We currently estimate that all of our outstanding options will vest.
Restricted Common Stock Grants
We have also issued shares of restricted common stock to selected employees, non-employee directors and key advisors. As of December 31, 2007, there was no unrecognized compensation cost related to non-vested restricted stock grants. This expected cost does not include the impact of any future restricted common stock awards. The restriction period for restricted stock awards was for a four year vesting period, commencing from the grant date.
A summary of the status of our unvested restricted stock awards as of December 31, 2007, 2006 and 2005 and changes during the years ended December 31, 2007, 2006 and 2005, and for the period from August 8, 2002 (Inception) to December 31, 2007, respectively, are presented below (in thousands):

				Period from August
	Years Ended December 31,			8, 2002 (Inception)to
	2007	2006	2005	December 31, 2007
Restricted common stock — beginning of period	12	291	627	—
Awards Granted	—	—	—	1,464
Awards Vested	(12)	(279)	(336)	(1,379)
Awards Forfeited	—	—	—	(85)

Restricted common stock — end of period	—	12	291	—

The total grant date fair value of these awards was $34,000. All restricted shares awarded have grant date fair values of $0.025 per share.
Common Stock Grants
We also issued common stock grants to selected employees, non-employee directors and key advisors. For the years ended December 31, 2007, 2006 and 2005, and for the period from August 8, 2002 (Inception) to December 31, 2007, we issued common stock grants of 0, 30,000, 696,0000 and 1,244,000 shares, respectively. The fair value and expense recognized from the issuance of common stock grants for the years ended December 31, 2007, 2006, and 2005 and for the period from August 8, 2002 (Inception) to December 31, 2007, were $0, $45,000, $452,000, and $834,000, respectively.
Additionally, during 2007, we agreed to grant 50,000 shares of common stock as a one-time termination benefit to certain empoloyees. These shares will be issued ratably over the first five-months of 2008. We recognized $58,000 in equity based compensation costs associated with these shares which is included in research and development costs on our Consolidated Statements of Operations.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Capital Lease
We have entered into lease agreements for laboratory equipment. The initial obligation under these capital leases was $331,000. The value of the laboratory equipment acquired in connection with these leases was $398,000 and the depreciation associated with these assets is included along with that of other owned property and equipment. These equipment leases have terms of up to three years, at interest rates ranging from 9.5% to 11.5% and contain bargain purchase options. In connection with these capital leases we paid the following (in thousands):

			Period from August 8, 2002
	Years Ended December 31,		(Inception) to
	2007	2006	December 31, 2007
Principal	$93	$3	$96
Interest	25	1	26

Total principal and interest	$118	$4	$122

Our annual future lease payments under this capital lease are as follows (in thousands):

	Principal	Interest	Total
2008	$131	$17	$148
2009	104	4	108

Total minimum lease payments	$235	$21	$256

Operating Lease
In June 2006, we entered into an operating lease agreement for 24,223 square feet of combined office and laboratory space located in Radnor, Pennsylvania. The initial term of the lease is 12 years. Payments under the lease commenced on December 1, 2006. Our annual future minimum lease payments under this non-cancelable operating lease are as follows (in thousands):

Operating Leases
2008	$398
2009	497
2010	589
2011	667
2012	686
Thereafter	4,315

Total minimum lease payments	$7,152

Prior to the commencement of our current operating lease for our Radnor Facility, we leased approximately 3,500 square feet of combined office and laboratory space on a month-to-month basis in Philadelphia, Pennsylvania. Rent expense was $598,000, $559,000 and $109,000 and $1,279,000 for the years ended December 31, 2007, 2006, and 2005, and for the period from August 8, 2002 (Inception) to December 31, 2007, respectively.
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
University of Massachusetts. We have entered a five-year sponsored research agreement with the University of Massachusetts, or UMass. Under the terms of this agreement, we have the exclusive option to license any intellectual property that may be generated by Dr. Gregory Tew pursuant to research sponsored under the agreement. We may exercise this option by issuing 7,500 shares of our common stock to UMass for each $100,000 of research conducted by Dr. Tew. If we exercise this option, we are also required to reimburse UMass for direct patent costs incurred by it for the patents licensed by us. During 2007, we issued 12,500 shares to UMass in connection with this agreement. We sponsored $107,000 and $118,000 of Dr. Tew’s research for 2007 and 2006, respectively.
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
Termination Benefits. During 2007, in connection with agreements with certain terminated employees, we agreed to grant 50,000 shares of common stock as a one-time termination benefit to certain employees. These shares will be issued ratably over the first five-months of 2008. We recognized $58,000 in equity based compensation costs associated with these shares which is included in research and development costs on our Consolidated Statements of Operations.
NOTE 8 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following tables set forth certain unaudited financial information for each of the quarters in the years ended December 31, 2007 and 2006. This unaudited quarterly information has been prepared on the same basis as the audited financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the audited financial statements and notes. We believe that quarter-to-quarter comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance (in thousands, except per share amounts).

	Q1	Q2	Q3	Q4	Year
2007:
Grant and research revenues	$233	$168	$599	$126	$1,126
Operating expenses	2,351	3,595	3,686	4,169 *	13,801
Net loss	(1,949)	(3,284)	(2,973)	(3,958)*	(12,164)
Net loss per common share — basic and diluted	$(0.14)	$(0.24)	$(0.10)	$(0.14)	$(0.61)
2006:
Grant and research revenues	$17	$265	$365	$174	$821
Operating expenses	1,487	1,751	1,921	2,321	7,480
Net loss	(1,379)	(1,316)	(1,326)	(1,945)	(5,966)
Net loss per common share — basic and diluted	$(0.13)	$(0.14)	$(0.13)	$(0.32)	$(0.72)

*	includes adjustment of $439,000, which resulted from our change in estimated bonus accrual