Form 10-Q
period 2008-03-31
POLYMEDIX INC
filed 2008-05-08
CIK 1341843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 7, 2008 the issuer had 32,098,726 shares of issued and outstanding common stock, par value $0.001 per share.

POLYMEDIX, INC.
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS — as of March 31, 2008 and December 31, 2007	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — for the Three-Months Ended March 31, 2008 and 2007 and for the Period from August 8, 2002 (Inception) to March 31, 2008	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — for the Three-Months Ended March 31, 2008 and 2007 and for the Period from August 8, 2002 (Inception) to March 31, 2008	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T. Controls and Procedures	12

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 6. Exhibits	26

SIGNATURES	27

EXHIBITS INDEX	28
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$3,729	$4,936
Short-term investments	1,996	3,967
Grant receivable	786	6
Prepaid expenses and other current assets	135	36

Total current assets	6,646	8,945

Property and Equipment:
Computers	243	243
Office furniture and lab equipment	774	774
Accumulated depreciation	(293)	(240)

Total property and equipment	724	777

TOTAL ASSETS	$7,370	$9,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,442	$2,341
Accrued expenses	1,374	1,372
Short-term portion of capital lease obligation	135	131

Total current liabilities	3,951	3,844

Deferred rent and other accrued expenses	692	640
Long-term portion of capital lease obligation	68	104

Total liabilities	4,711	4,588

Commitments and contingencies	—	—

Stockholders’ Equity:
Common Stock ($0.001 par value; 90,000 shares authorized; 32,084 and 32,039 issued and outstanding at March 31, 2008 and December 31, 2007, respectively)	32	32
Additional paid-in capital	31,318	30,973
Deficit accumulated during the development stage	(28,696)	(25,873)
Unrealized gain on available for sale securities	5	2

Total stockholders’ equity	2,659	5,134

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,370	$9,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

			For the period
			August 8, 2002
			(Inception) to
	Three-Months Ended March 31,		March 31,
	2008	2007	2008
Revenues:
Grant and research revenues	$991	$233	$3,438

Total revenues	991	233	3,438

Operating Expenses:
Research and development	2,726	1,275	19,916
General and administrative	1,155	1,076	13,554

Total operating expenses	3,881	2,351	33,470

Other Income:
Interest income and other expenses	67	169	1,336

Total other income	67	169	1,336

Net loss	$(2,823)	$(1,949)	$(28,696)

Conversion inducement and dividends on Series 1 preferred stock	—	(190)	(5,273)

Net loss attributable to common stockholders	$(2,823)	$(2,139)	$(33,969)

Net loss per common share — basic and diluted	$(0.09)	$(0.14)

Weighted average common shares outstanding — basic and diluted	32,105	15,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

			For the period
			August 8, 2002
			(Inception) to
	Three-Months Ended March 31,		March 31,
	2008	2007	2008
Cash Flows from Operating Activities:
Net loss	$(2,823)	$(1,949)	$(28,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53	34	363
Accretion of discount on investment securities	(27)	(53)	(399)
Stock-based compensation	346	222	4,786
Increase in grant receivable, prepaid expenses and other current assets	(874)	(368)	(916)
Increase in accounts payable, accrued expenses and deferred rent	458	327	4,329
Loss on disposal of fixed assets	—	—	23

Net cash used in operating activities	(2,867)	(1,787)	(20,510)

Cash Flows from Investing Activities:
Cash paid for property and equipment		(166)	(751)
Purchases of investments	—	—	(20,690)
Proceeds from maturities of investments	2,000	—	19,098

Net cash provided by (used in) investing activities	2,000	(166)	(2,343)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, net of financing costs	(308)	—	26,526
Proceeds from stock option exercises	—	—	184
Principal payments on capital lease obligations	(32)	(9)	(128)

Net cash provided by (used in) financing activities	(340)	(9)	26,582

Net increase (decrease) in cash and cash equivalents	(1,207)	(1,962)	3,729

Cash and cash equivalents — beginning of period	4,936	8,601	—

Cash and cash equivalents — end of period	$3,729	$6,639	$3,729

Non-Cash Investing Activities:
Property and equipment acquired under capital lease	$—	$5	$331
Capital expenditures acquired on account	$30	$85	$30

Non-Cash Financing Activities:
Conversion inducement and dividends on Series 1 Preferred Stock	$—	$—	$5,273
Warrants issued to placement agent	$—	$—	$2,149
Accrued financing costs	$149	$—	$149
Capital lease obligation	$—	85	$331
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
We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through March 31, 2008 aggregated $28,696,000, and we expect to continue to incur substantial losses in future periods.
The accompanying condensed consolidated financial statements have been prepared on the basis of PolyMedix Inc. continuing as a going concern. We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors. We did not raise as much additional funding in 2007 as we had planned, and, as a result, we scaled back our pre-clinical research efforts. We anticipate that in order to achieve our operational objectives, our expenses and cash requirements will increase from historical levels and we anticipate the immediate need to raise additional capital during 2008 in order to fully fund the research and development of our product candidates. These factors have raised substantial doubt about our ability to continue as a going concern for the foreseeable future. If additional capital resources are not obtained during 2008, we will scale-back, postpone or eliminate certain development programs until such additional capital resources have been obtained. Our condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of our ability to continue as a going concern.
Interim Financial Information
The condensed consolidated financial statements include the accounts of PolyMedix, Inc. and its wholly-owned subsidiary, PolyMedix Pharmaceuticals, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The information as of March 31, 2008 and for the periods ended March 31, 2008 and 2007 and the period from August 8, 2002 (Inception) to March 31, 2008 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to state fairly the financial information set forth in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 included in our annual report on Form 10-K filed with the SEC on March 27, 2008.
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
2 — Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (or “FASB”) issued Statement of Financial Accounting Standards (or “SFAS”) No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years; however, the FASB did provide a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities.
SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008 (in thousands):

		Fair Value Measurements at March 31, 2008
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	value as of	active markets	inputs	inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Short-term investments	$1,996	$1,996	$—	$—

Total	$1,996	$1,996	$—	$—

Short-term investments are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The adoption of SFAS 157 did not have any impact on our results of operations, financial position and cash flows.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We did not elect the fair value option of SFAS 159.
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

4 — Short-Term Investments
Short-term investments consist of investment grade fixed income securities with original maturities of greater than three months. All investments are classified as “available for sale”, and are considered current assets. As of March 31, 2008, all short-term investments had maturities of less than one year.
The following summarizes the short-term investments as of March 31, 2008 and December 31, 2007, which were invested solely in U.S. government obligations (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
March 31, 2008	$1,991	$5	$—	$1,996
December 31, 2007	$3,965	$2	$—	$3,967
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

			Period from
	Three-Months Ended		August 8, 2002
	March 31,		(Inception) to
	2008	2007	March 31, 2008
Research and Development	$123	$59	$1,472
General and administrative	223	163	3,302

Total stock-based compensation expense	$346	$222	$4,774

During the three months ended March 31, 2008, approximately 1,482,000 stock options were awarded to directors, officers and employees at a combined grant date fair value of $978,000. There have been no significant changes to the assumptions used to calculate fair value from what was disclosed in our 2007 Annual Report on Form 10-K. As of March 31, 2008, there were 6,886,000 shares of Common Stock issuable upon exercise of outstanding stock options and 3,928,000 shares of Common Stock available for issuance of future equity compensation awards in connection with our equity compensation plans. As of March 31, 2008, there were approximately $2,479,000 of total unrecognized compensation cost related to non-vested stock options, which will be amortized over the weighted average remaining service period of approximately 1.32 years.
6 — Stockholders’ Equity
Common Stock
We are authorized to issue 90,000,000 shares of Common Stock, with a par value of $0.001, of which 32,084,000 and 32,039,000 were issued and outstanding as of March 31, 2008 and December 31, 2007, respectively.

Preferred Stock
We are authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.001, of which no such shares were issued and outstanding at March 31, 2008 and December 31, 2007.
Warrants
During 2007, we issued warrants to purchase 2,943,000 shares of common stock in connection with the registered direct offering of units at an exercise price of $1.10 per share. These warrants expire on December 20, 2012.
During 2005 and 2006, we issued warrants to purchase 3,054,000 shares of common stock in connection with the private placement of Series 1 preferred stock at an exercise price of $1.66 per share, as adjusted during the fourth quarter of 2007 for weighted average anti-dilution protection, to the placement agent of our Series 1 Preferred Stock. These warrants expire on November 8, 2010 and contain weighted average anti-dilution protection if we issue certain securities at a price per share less than $1.66.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with “Risk Factors” included in our annual report on Form 10-K filed by PolyMedix with the Securities and Exchange Commission (the “SEC”) on March 27, 2008 and our unaudited condensed consolidated financial statements included in this report on Form 10-Q. Some of the statements in the following discussion are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” contained in this report.
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include statements regarding our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy our industry trends and other statements regarding matters that are not historical facts. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:
•	our immediate need and availability of substantial capital to fund our operations and clinical trials planned for 2008 and beyond;

•	the timing of our product development and evaluation;

•	the timing and magnitude of expenditures we may incur in connection with our ongoing research and development activities;

•	the results of our preclinical and clinical trials, including regulatory approvals;

•	the timing and financial consequences of our formation of new business relationships and alliances; and

•	the timing and volume of sales of products for which we obtain marketing approval.
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
We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through March 31, 2008 aggregated $28,696,000, and we expect to continue to incur substantial losses in future periods.
We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors. We did not raise as much additional funding in 2007 as we had planned, and, as a result, we scaled back our pre-clinical research efforts. We anticipate that in order to achieve our operational objectives, our expenses and cash requirements will increase from historical levels and we anticipate the immediate need to raise additional capital during 2008 in order to fully fund the research and development of our product candidates. These factors have raised substantial doubt about our ability to continue as a going concern for the foreseeable future. If additional capital resources are not obtained during 2008, we will scale-back, postpone or eliminate certain development programs until such additional capital resources have been obtained. Our condensed consolidated financial statements have been prepared on the basis of PolyMedix Inc. continuing as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of our ability to continue as a going concern.
Results of Operations
Grant and research revenues were $991,000 and $233,000 for the three-month period ended March 31, 2008 and 2007, respectively. The increases in grant and research revenue for the three-month period ended March 31, 2008 compared to the same period a year ago were the result of the timing of our expenditures related to our three-year $2,900,000 National Institutes of Health (or “NIH”) grant which was awarded in April 2006 in support of our development of our i.v. antibiotic product candidate, PMX-30063.
Research and development expenses were $2,726,000 and $1,275,000 for the three-month period ended March 31, 2008 and 2007, respectively. The increase was the result of increased headcount and outside laboratory research costs associated with our preclinical development, GMP compliant manufacturing and GLP compliant toxicology, safety pharmacology and genotoxicity studies for PMX-30063 and our heptagonist product candidate, PMX-60056.
General and administrative expenses were approximately $1,155,000 and $1,076,000 for the three-month period ended March 31, 2008 and 2007, respectively. The increases were primarily the result of increased facility, accounting, legal and investor relations costs.
Interest income was $67,000 and $169,000 for the three-month period ended March 31, 2008 and 2007, respectively. The changes were the result of decreasing cash and investment balances.
Historical Cash Flows
Operating Activities. Cash used in operating activities during the three-month period ended March 31, 2008 was approximately $2,867,000, compared to approximately $1,787,000 for the three-month period ended March 31, 2007. The increase was primarily due to increased research and development expenses and increased general and administrative expenses.
Investing Activities. Cash used for investing activities represents cash paid for the purchase, and proceeds received from the maturity of investments and cash paid for property and equipment. During the three-month period ended

March 31, 2008, $2,000,000 was received from the maturities of investments and during the three-month period ended March 31, 2007, $166,000 was used to purchase property and equipment.
Financing Activities. We have financed our operating and investing activities primarily from the proceeds from the sale of equity securities. During the three-month period ended March 31, 2008, we paid $308,000 in financing costs and paid $32,000 in principal associated with our capital leases. During the three-month period ended March 31, 2007, we paid $9,000 in principal associated with our capital leases.
Liquidity and Capital Resources
As of March 31, 2008 and December 31, 2007, we had cash and investments balances of $5,725,000 and $8,903,000, respectively, and total liabilities of approximately $4,711,000 and $4,588,000, respectively. The decrease in our cash balance was attributable to cash used to fund ongoing operations. During the fourth quarter of 2007, we received proceeds, net of fees and expenses, of $2,106,000 from the sale of our common stock units.
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
In the near-term, we expect to continue to incur significant and increasing operating losses as a result of the research and development expenses we expect to incur in developing our product candidates and the general and administrative expenses we expect to incur as a reporting company under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Additionally, we do not expect to generate any revenues from sources other than research grants for the foreseeable future.
During 2008, we plan to scale our operations such that our current cash and investment balances will fund operations at least for the next twelve months. If we are unable to secure immediate and adequate additional funding during the first half of 2008, we will delay, scale-back or eliminate certain of our research, drug discovery or development activities or certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. We did not raise as much additional funding in 2007 as we had planned, and as a result, we scaled-back our pre-clinical research efforts. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors, many of which we cannot control, including:
•	continued progress of and increased spending related to our research and development activities, including our plan to hire additional research and development employees;

•	progress with preclinical experiments and clinical trials;

•	increased general and administrative expenses related to our being a reporting company; prosecuting and enforcing patent claims;

•	technological and market developments;

•	the ability to establish product development arrangements;

•	the cost of manufacturing development;

•	effective marketing activities and arrangements; and

•	licensing activity.
We expect to seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, and from other sources. We may not be able to obtain any additional financing on terms acceptable to us, if at all, or we may not raise as much as we expect. If adequate additional funds are not available when required, we will have to delay, scale-back or eliminate certain of our research, drug discovery or development activities or certain other aspects of our operations and our business will be materially and adversely affected. Our condensed consolidated financial statements have been prepared on the basis of PolyMedix Inc. continuing as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of our ability to continue as a going concern.
We are subject to many risks associated with early-stage businesses, including the above-discussed risks associated with the ability to raise capital. Please see the section entitled “Risk Factors” for more information regarding risks associated with our business.
Off-Balance Sheet Arrangements
We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect that is material to investors on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to the information required under this item from what was disclosed in our 2007 Annual Report on Form 10-K.
Item 4T. Controls and Procedures.
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
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
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
Our operations to date have generated significant needs for cash. Our negative cash flows from operations are expected to continue for at least the foreseeable future. Our strategy contains elements that we will not be able to execute without outside funding. Specifically, we will need to raise additional capital to:
•	fund our research and development programs, including clinical trials;

•	commercialize any product candidates that receive regulatory approval; and

•	acquire or in-license approved products or product candidates or technologies for development.
We plan to sell additional equity securities during the first half of 2008. If we are not able to raise sufficient capital, we will have to delay, scale-back or eliminate certain research, drug discovery or development activities or certain other aspects of our operations and as a result our business may be materially and adversely affected. We did not raise as much additional funding in 2007 as we had planned, and as a result, we scaled-back our pre-clinical research efforts. Our future capital requirements will depend on many factors, including:
•	the scope, rate of progress and cost of our product development activities;

•	future clinical trial results;

•	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

•	the cost and timing of regulatory approvals;

•	the costs of commercializing any of our other product candidates;

•	success of any product that receives marketing approval;

•	acquisition or in-licensing costs;

•	the effect of competing technological and market developments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
These factors could result in variations from our currently projected operating and liquidity requirements. There can be no assurance that additional funds will be available when needed, or, if available, that such funds can be obtained on terms acceptable to us. If adequate funds are unavailable, we may be required, among other things, to:
•	delay, reduce the scope of or eliminate one or more of our research or development programs;

•	license rights to technologies, product candidates or products at an earlier stage than otherwise would be desirable or on terms that are less favorable to us than might otherwise be available; or

•	obtain funds through arrangements that may require us to relinquish rights to product candidates or products that we would otherwise seek to develop or commercialize by ourselves.
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
We are a development stage company with a limited operating history. As of March 31, 2008, we had an accumulated deficit of approximately $28,696,000. We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital.
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
None of our product candidates has received regulatory approval for commercial sale and our product candidates may never be commercialized. In addition, all of our product candidates are in the early stages of development, and we face the risks of failure inherent in developing drugs based on new technologies. We plan to develop our product candidates through studies, testing and clinical trials. The progress and results of any future clinical trials or future pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, it will have a material adverse effect on our business, operating results, financial condition and cash flows. Our product candidates are not expected to be commercially available for several years, if at all.
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
•	lose our rights to develop and market our product candidates;

•	lose patent and/or trade secret protection for our product candidates;

•	experience significant delays in the development or commercialization of our product candidates;

•	not be able to obtain any other licenses on acceptable terms, if at all; and

•	incur liability for damages.
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
Before we can commence clinical trials of any of our product candidates, we will need to complete preclinical research and commercial evaluation and have an effective IND (or foreign equivalent) with respect to such product candidate. We cannot provide assurance that we will complete this preclinical research or obtain an effective IND (or foreign equivalent) in a timely fashion or at all.
We currently do not have an effective IND (or foreign equivalent) in place. Our plan is to pursue an effective CTA, the Canadian equivalent to an IND, for each our defensin mimetic i.v. antibiotic, PMX-30063, and our heptagonist product candidate, PMX-60056. We plan to conduct our Phase 1 clinical studies in Canada and pursue an effective IND in the U.S. prior to commencing Phase 2 clinical studies. In the U.S., drug developers submit the results of preclinical trials, together with manufacturing information and analytical and stability data, to the FDA as part of an IND. An IND must become effective before clinical trials can begin in the U.S. and similar applications, such as a CTA in Canada, are required in jurisdictions outside of the U.S. In the U.S., an IND becomes effective 30 days after receipt by the FDA unless before that time the FDA raises concerns or questions about the proposed clinical trials outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. If these concerns or questions are unresolved, the FDA may not allow the clinical trials to commence. We plan to file INDs with FDA prior to Phase II and seek regulatory approval in the United States for each PMX-30063 and PMX-60056. We can provide no assurance that we will be able to file the additional INDs, CTAs, or other foreign equivalent applications, in the timeframe which we currently expect, or at all.
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
Completion of clinical trials may take many years. The length of time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. The FDA monitors the progress of each phase of testing, and may require the modification, suspension, or termination of a trial if it is determined to present excessive risks to patients. The clinical trial process may also be accompanied by substantial delay and expense and there can be no assurance that the data generated in these studies will ultimately be sufficient for marketing approval by the FDA. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:
•	our inability to manufacture sufficient quantities of materials for use in clinical trials;

•	variability in the number and types of patients available for each study;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	unforeseen safety issues or side effects;

•	poor or unanticipated effectiveness of products during the clinical trials; or

•	government or regulatory delays.
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
Our competitors include fully integrated pharmaceutical companies and biotechnology companies, universities and public and private research institutions. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals, and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to:
•	attract parties for acquisitions, joint ventures or other collaborations;

•	license proprietary technology that is competitive with the technology we are practicing;

•	attract funding; and

•	attract and hire scientific talent.
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
Our certificate of incorporation authorizes the issuance of up to 90,000,000 shares of common stock with a $0.001 par value and 10,000,000 preferred shares with a par value of $0.001, of which 32,084,000 common shares were issued and outstanding as of March 31, 2008. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.
Moreover, in the past, we issued warrants and options to acquire shares of common stock. To the extent these warrants and/or options are ultimately exercised, you will sustain future dilution. As of March 31, 2008, we had warrants and options to purchase 12,884,000 shares of our common stock outstanding. Warrants to purchase 3,054,000 shares of our common stock have weighted average anti-dilution protection if we sell certain securities at a price per share less than $1.66 per share.
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
Certain provisions of our amended and restated certificate of incorporation, or certificate of incorporation, and amended and restated bylaws, or bylaws, and applicable provisions of Delaware corporate law may make it more difficult for or prevent a third party from acquiring control of us or changing our board of directors and management. These provisions include:
•	the ability of our board of directors to issue preferred stock with voting or other rights or preferences;

•	limitations on the ability of stockholders to amend our charter documents, including stockholder supermajority voting requirements;

•	requirements that special meetings of our stockholders may only be called by the chairman of our board of directors, our president, or upon a resolution adopted by, or an affirmative vote of, a majority of our board of directors; and

•	advance notice procedures our stockholders must comply with in order to nominate candidates for election to our board of directors or to place stockholders’ proposals on the agenda for consideration at meetings of stockholders.
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
Item 6. Exhibits
Exhibit 31.1 — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1 — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PolyMedix, Inc.
May 8, 2008	By:	/s/ Nicholas Landekic
Date		Nicholas Landekic
President & Chief Executive Officer (Principal Executive Officer)

May 8, 2008	By:	/s/ Edward F. Smith
Date		Edward F. Smith
Vice President, Finance & Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.