Form 10-Q
period 2008-06-30
POLYMEDIX INC
filed 2008-08-07
CIK 1341843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
(484) 598-2400
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2008 the issuer had 53,542,297 shares of issued and outstanding common stock, par value $0.001 per share.

POLYMEDIX, INC.
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS — as of June 30, 2008 and December 31, 2007	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — for the Three and Six-Months Ended June 30, 2008 and 2007 and for the Period from August 8, 2002 (Inception) to June 30, 2008	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — for the Six-Months Ended June 30, 2008 and 2007 and for the Period from August 8, 2002 (Inception) to June 30, 2008	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T. Controls and Procedures	13

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 6. Exhibits	29

SIGNATURES	29

EXHIBITS INDEX	30

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	June 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,794	$4,936
Short-term investments	1,685	3,967
Prepaid expenses and other current assets	331	42

Total current assets	3,810	8,945

Property and Equipment:
Computers	243	243
Office furniture and lab equipment	774	774
Accumulated depreciation	(347)	(240)

Total property and equipment	670	777

TOTAL ASSETS	$4,480	$9,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,054	$2,341
Accrued expenses	1,399	1,372
Short-term portion of capital lease obligation	140	131

Total current liabilities	3,593	3,844

Deferred rent and other accrued expenses	745	640
Long-term portion of capital lease obligation	31	104

Total liabilities	4,369	4,588

Commitments and contingencies	—	—

Stockholders’ Equity:
Common stock ($0.001 par value; 90,000 shares authorized; 32,114 and 32,039 issued and outstanding at June 30, 2008 and December 31, 2007, respectively)	32	32
Additional paid-in capital	31,682	30,973
Deficit accumulated during the development stage	(31,600)	(25,873)
Unrealized gain(loss) on available for sale securities	(3)	2

Total stockholders’ equity	111	5,134

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,480	$9,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

					For the period
					August 8, 2002
					(Inception) to
	Three-Months Ended June 30,		Six-Months Ended June 30,		June 30,
	2008	2007	2008	2007	2008
Revenues:
Grant and research revenues	$18	$168	$1,009	$401	$3,456

Total revenues	18	168	1,009	401	3,456

Operating Expenses:
Research and development	1,718	2,407	4,444	3,682	21,634
General and administrative	1,232	1,188	2,387	2,264	14,786

Total operating expenses	2,950	3,595	6,831	5,946	36,420

Other Income:
Interest income and expense	28	143	95	312	1,364

Total other income	28	143	95	312	1,364

Net loss	$(2,904)	$(3,284)	$(5,727)	$(5,233)	$(31,600)

Conversion inducement and dividends on Series 1 preferred stock	—	(2,057)	—	(2,247)	(5,273)

Net loss attributable to common stockholders	$(2,904)	$(5,341)	$(5,727)	$(7,480)	$(36,873)

Net loss per common share — basic and diluted	$(0.09)	$(0.24)	$(0.18)	$(0.40)

Weighted average common shares outstanding — basic and diluted	32,114	21,918	32,109	18,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

			For the period
			August 8, 2002
			(Inception) to
	Six-Months Ended June 30,		June 30,
	2008	2007	2008
Cash Flows from Operating Activities:
Net loss	$(5,727)	$(5,233)	$(31,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	107	80	417
Accretion of discount on investment secutities	(40)	(117)	(412)
Stock-based compensation	709	471	5,149
Increase in prepaid expenses and other current assets	(62)	(367)	(104)
Increase in accounts payable, accrued expenses and deferred rent	114	1,267	3,985
Loss on disposal of fixed assets	—	—	23

Net cash used in operating activities	(4,899)	(3,899)	(22,542)

Cash Flows from Investing Activities:
Cash paid for property and equipment	—	(196)	(751)
Purchases of investments	(1,683)	(5,973)	(22,373)
Proceeds from maturities of investments	4,000	6,000	21,098

Net cash provided by (used in) investing activities	2,317	(169)	(2,026)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, net of financing costs	(496)	(107)	26,338
Proceeds from stock option exercises	—	183	184
Principal payments on capital lease obligations	(64)	(34)	(160)

Net cash provided by (used in) financing activities	(560)	42	26,362

Net increase (decrease) in cash and cash equivalents	(3,142)	(4,026)	1,794

Cash and cash equivalents — beginning of period	4,936	8,601	—

Cash and cash equivalents — end of period	$1,794	$4,575	$1,794

Non-Cash Investing Activities:
Property and equipment acquired under capital lease	$—	$228	$331
Capital expenditures acquired on account	$30	$—	$30

Non-Cash Financing Activities:
Conversion inducement and dividends on Series 1 Preferred Stock	$—	$2,247	$5,273
Warrants issued to placement agent	$—	$—	$2,149
Accrued financing costs	$183	$—	$183
Capital lease obligation	$—	228	$331
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
1 — Organization and Business Activities
We are a development stage biotechnology company focused on treating life threatening, serious infectious diseases and acute cardiovascular disorders with synthetic small molecule compounds that mimic the activity of large natural protein molecules, compounds referred to as biomimetics. Using our proprietary computational drug design technology, we have created novel defensin mimetic antibiotic compounds, heparin antagonist compounds (or “heptagonist”) and other drug compounds intended for human therapeutic use. Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing, manufacturing of clinical supplies, exploring marketing channels and recruiting personnel. We expect to commence human clinical trials during the third quarter of 2008 for our two lead compounds, PMX-30063 and PMX-60056.
We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through June 30, 2008 aggregated $31,600,000, and we expect to continue to incur substantial losses in future periods.
The accompanying condensed consolidated financial statements have been prepared on the basis of PolyMedix Inc. continuing as a going concern. We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors. We anticipate that in order to achieve our operational objectives, our expenses and cash requirements will increase from historical levels and we anticipate the need to raise additional capital in order to fully fund the research and development of our product candidates. Based upon our working capital position, expected future cash requirements and other factors at the time, the Report of our Independent Registered Public Accounting Firm which was included in our Annual Report on Form 10-K and filed with the SEC on March 27, 2008 included an explanatory paragraph relating to substantial doubt regarding our ability to continue as a going concern. Subsequent to the issuance of that report and during the third quarter of 2008, we completed a $15,000,000 registered offering of 21,428,571 Common Stock units. See Note 7 to our June 30, 2008 financial statements included herein. We expect that our current working capital, which includes the proceeds from this offering, will fund our operations for at least the next twelve months.
Interim Financial Information
The condensed consolidated financial statements include the accounts of PolyMedix, Inc. and its wholly-owned subsidiary, PolyMedix Pharmaceuticals, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The information as of June 30, 2008 and for the periods ended June 30, 2008 and 2007 and the period from August 8, 2002 (Inception) to June 30, 2008 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to state fairly the financial information set forth in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 included in our annual report on Form 10-K filed with the SEC on March 27, 2008.
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
2 – Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (or “FASB”) issued Statement of Financial Accounting Standards (or “SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years; however, the FASB did provide a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities.
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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008 (in thousands):

		Fair Value Measurements at June 30, 2008
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	value as of	active markets	inputs	inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Short-term investments	$1,685	$1,685	$—	$—

Total	$1,685	$1,685	$—	$—
Short-term investments are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The adoption of SFAS 157 did not have any impact on our results of operations, financial position and cash flows.
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 was effective for fiscal years beginning after November 15, 2007. We did not elect the fair value option available under SFAS 159 for financial assets and liabilities.
3 – Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting of comprehensive income and its components. Comprehensive income consists of reported net income or loss and unrealized gains or losses on available for sale securities. The comprehensive loss for each of the periods presented approximates the net loss in the condensed consolidated statements of operations.
4 – Short-Term Investments
Short-term investments consist of investment grade fixed income securities with original maturities of greater than three months. All investments are classified as “available for sale”, and are considered current assets. As of June 30, 2008, all short-term investments had maturities of less than one year.

The following summarizes the short-term investments as of June 30, 2008 and December 31, 2007, respectively, which were invested solely in U.S. government obligations (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2008	$1,688	$—	$(3)	$1,685
December 31, 2007	$3,965	$2	$—	$3,967
5 – Stock-Based Compensation
We maintain equity compensation plans under which grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards are granted to employees, non-employee directors and key advisors. Since our inception on August 8, 2002, we have recognized equity compensation expense over the requisite service period using the Black-Scholes-Merton formula to estimate the fair value of stock options. Beginning January 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payment” under the modified-prospective approach. The following table summarizes the total stock-based compensation expense included in our unaudited condensed consolidated statements of operations (in thousands):

					Period from
	Three-Months Ended		Six-Months Ended		August 8, 2002
	June 30,		June 30,		(Inception) to
	2008	2007	2008	2007	June 30, 2008
Research and Development	$106	$64	$229	$122	$1,578
General and administrative	257	185	480	349	3,559

Total stock-based compensation expense	$363	$249	$709	$471	$5,137

During the six-months ended June 30, 2008, approximately 1,482,000 stock options were awarded to directors, officers and employees at a combined grant date fair value of $978,000. There have been no significant changes to the assumptions used to calculate fair value from what were disclosed in our 2007 Annual Report on Form 10-K. As of June 30, 2008, there were 6,885,000 shares of Common Stock issuable upon exercise of outstanding stock options and 2,569,500 shares of Common Stock available for issuance of future equity compensation awards in connection with our equity compensation plans, subject to available shares. As of June 30, 2008, there was approximately $2,115,000 of total unrecognized compensation cost related to non-vested stock options, which will be amortized over the weighted average remaining service period of approximately 1.28 years.
6 – Stockholders’ Equity
Common Stock
We are authorized to issue 90,000,000 shares of Common Stock, with a par value of $0.001, of which 32,114,000 and 32,039,000 were issued and outstanding at June 30, 2008 and December 31, 2007, respectively.
Preferred Stock
We are authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.001, of which no such shares were issued and outstanding at June 30, 2008 and December 31, 2007.
Warrants
During 2007, we issued warrants to purchase 2,943,000 shares of Common Stock in connection with registered offering of units at an exercise price of $1.10 per share. These warrants expire on December 20, 2012.

During 2005 and 2006, we issued warrants to purchase 3,054,000 shares of Common Stock in connection with the private placement of Series 1 preferred stock at an exercise price of $1.66 per share, as adjusted during the fourth quarter of 2007 for weighted average anti-dilution protection as a result of our December 2007 registered offering. These warrants expire on November 8, 2010 and contain weighted average anti-dilution protection if we issue certain securities at a price per share less than $1.66.
7 – Subsequent Event
Subsequent to June 30, 2008 and during the third quarter of 2008, we completed a registered direct offering of 21,428,571 units, each unit consisting of one share of our Common Stock and a warrant to purchase one share of our Common Stock.  Each unit was priced at a $0.70 per unit and the exercise price of the warrants issued is $1.00.  We received gross proceeds of $15,000,000 in the registered direct offering before fees and expenses.  In connection with this registered direct offering, we incurred commission fees and expenses of approximately $1,400,000 and issued to the placement agents warrants to purchase 1,071,428 shares of Common Stock at an exercise price of $1.00. The fair value of the warrants at the time of issuance was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.23%; the estimated life of five years and volatility of 73%. The fair value of the warrants issued was estimated to be $0.62 per warrant. Additionally, we issued additional warrants to purchase 898,276 shares of common stock as a result of weighted average anti-dilution protection on certain warrants originally issued to a placement agent during the period from November 2005 to February 2006. The exercise price of these warrants was adjusted from $1.66 to $1.28 per share.

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
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include statements regarding our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy our industry trends and other statements regarding matters that are not historical facts. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:
➢	our need and availability of substantial capital to fund our operations and planned clinical trials;

➢	the timing of our product development and evaluation;

➢	the timing and magnitude of expenditures we may incur in connection with our ongoing research and development activities;

➢	the results of our preclinical and clinical trials, including regulatory approvals;

➢	the timing and financial consequences of our formation of new business relationships and alliances; and

➢	the timing and volume of sales of products for which we obtain marketing approval.
You should keep in mind that any forward-looking statement made by us in this report speaks only as of the date of this report. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report.

General
We are a development stage biotechnology company focused on treating life threatening, serious infectious diseases and acute cardiovascular disorders with synthetic small molecule compounds that mimic the activity of large natural protein molecules, compounds referred to as biomimetics. Using our proprietary computational drug design technology, we have created novel defensin mimetic antibiotic compounds, heparin antagonist compounds (or “heptagonist”) and other drug compounds intended for human therapeutic use. Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing, manufacturing of clinical supplies, exploring marketing channels and recruiting personnel. We expect commence human clinical trials during the third quarter of 2008 for our two lead compounds, PMX-30063 and PMX-60056.
We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through June 30, 2008 aggregated $31,600,000, and we expect to continue to incur substantial losses in future periods.
The accompanying condensed consolidated financial statements have been prepared on the basis of PolyMedix Inc. continuing as a going concern. We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors.  We anticipate that in order to achieve our operational objectives, our expenses and cash requirements will increase from historical levels and we anticipate the need to raise additional capital in order to fully fund the research and development of our product candidates.  Based upon our working capital position, expected future cash requirements and other factors at the time, the Report of our Independent Registered Public Accounting Firm which was included in our Annual Report on Form 10-K and filed with the SEC on March 27, 2008 included an explanatory paragraph relating to substantial doubt regarding our ability to continue as a going concern. Subsequent to the issuance of that report and during the third quarter of 2008, we completed a $15,000,000 registered offering of 21,428,571 Common Stock units.  See Note 7 to our June 30, 2008 financial statements included herein. We expect that our current working capital, which includes the proceeds from this offering, will fund our operations for at least the next twelve months and will allow us to begin the clinical trials for our two lead compounds, PMX-30063 and PMX-60056.
Critical Accounting Policies and Practices
The preparation of our Condensed Consolidated Financial Statements in conformity with U. S. generally accepted accounting principles requires management to adopt critical accounting policies and to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and accompanying notes. These critical accounting policies and estimates have been reviewed by our Audit Committee. The principal items in our Condensed Consolidated Financial Statements reflecting critical accounting policies or requiring significant estimates and judgments are as follows:
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

Results of Operations
Grant and research revenues were $18,000 and $1,009,000 for the three and six-month periods ended June 30, 2008, respectively, compared to $168,000 and $401,000 for the three and six-month periods ended June 30, 2007, respectively. The decrease in grant and research revenue for the three-month period ended June 30, 2008 and the increase in grant and research revenue for the six-month period ended June 30, 2008 compared to the same periods a year ago were the result of the timing of our expenditures and subsequent reimbursement related to our three-year $2,900,000 National Institutes of Health (or “NIH”) grant, which was awarded in April 2006 in support of our development of our i.v. antibiotic product candidate, PMX-30063.
Research and development expenses were $1,718,000 and $4,444,000 for the three and six-month periods ended June 30, 2008, respectively, compared to $2,407,000 and $3,682,000 for the three and six-month periods ended June 30, 2007, respectively. The decrease during the three-month period was the result of delaying certain research and development activities until such time as additional capital resources were obtained. The increase for the six-month period was the result of increased outside laboratory research costs associated with our preclinical development, GMP compliant manufacturing and GLP compliant toxicology, safety pharmacology and genotoxicity studies for PMX-30063 and our heptagonist product candidate, PMX-60056 during the first quarter of 2008. We expect our research and development expenses to increase beginning in the third quarter of 2008 as we commence clinical trials for our lead compounds.
General and administrative expenses were approximately $1,232,000 and $2,387,000 for the three and six-month periods ended June 30, 2008, respectively, compared to $1,188,000 and $2,264,000 for the three and six-month periods ended June 30, 2007, respectively. We do not expect our general and administrative costs to increase substantially over the next twelve months.
Interest income and expense was $28,000 and $95,000 for the three and six-month periods ended June 30, 2008, respectively, compared to $143,000 and $312,000 for the three and six-month periods ended June 30, 2007, respectively. The changes were mostly the result of decreasing cash and investment balances. We expect that interest income and expense will increase as a result of the investment of proceeds from our $15,000,000 third quarter financing.
Historical Cash Flows
Operating Activities. Cash used in operating activities during the six-month period ended June 30, 2008 was approximately $4,899,000, compared to approximately $3,899,000 for the six-month period ended June 30, 2007. The increase was primarily due to increased research and development expenses and increased general and administrative expenses.
Investing Activities. Cash used for investing activities represents cash paid for the purchase, and proceeds received from, the maturity of investments and cash paid for property and equipment. During the six-month period ended June 30, 2008, $1,683,000 was used to purchase investments and $4,000,000 was received from the maturities of investments, respectively. During the six-month period ended June 30, 2007, $196,000 and $5,973,000 was used to purchase property and equipment and investments, respectively, and $6,000,000 was received from the maturities of investments.
Financing Activities. To date, we have financed our operating and investing activities primarily from the proceeds from the sale of equity securities. During the six-month period ended June 30, 2008, we paid $496,000 in financing costs and paid $64,000 in principal associated with our capital leases. During the six-month period ended June 30, 2007, we paid $107,000 in financing costs, received $183,000 from the exercise of stock options and paid $34,000 in principal associated with our capital leases.
Liquidity and Capital Resources
As of June 30, 2008 and December 31, 2007, we had cash and investments balances of $3,479,000 and $8,903,000, respectively, and total liabilities of approximately $4,369,000 and $4,588,000, respectively. The decrease in our cash balance was attributable to cash used to fund ongoing operations. During the fourth quarter of 2007, we received proceeds, net of fees and expenses, of $2,106,000 from the sale of our common stock units.
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
Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors, many of which we cannot control, including:
➢	continued progress of and increased spending related to our research and development activities, including our plan to hire additional research and development employees;

➢	progress with preclinical experiments and clinical trials;

➢	increased general and administrative expenses related to our being a reporting company;

➢	potential for prosecuting and enforcing patent claims;

➢	technological and market developments;

➢	the ability to establish product development arrangements;

➢	the cost of manufacturing development;

➢	effective marketing activities and arrangements; and

➢	licensing activity.
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
Based upon our working capital position, expected future cash requirements and other factors at the time, the Report of our Independent Registered Public Accounting Firm which was included in our Annual Report on Form 10-K and filed with the SEC on March 27, 2008 included an explanatory paragraph relating to substantial doubt regarding our ability to continue as a going concern. Subsequent to the issuing of that report and during the third quarter of 2008, we completed a $15,000,000 registered offering of 21,428,571 Common Stock units.  See Note 7 to our June 30, 2008 financial statements included herein. We expect that our current working capital, which includes the proceeds from this offering, will fund our operations for at least the next twelve months and will allow us to begin the clinical trials for our two lead compounds, PMX-30063 and PMX-60056.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to the information required under this item from what was disclosed in our 2007 Annual Report on Form 10-K filed with the SEC on March 27, 2008.
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
We are a development stage company with a limited operating history. As of June 30, 2008, we had an accumulated deficit of approximately $31,600,000. We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital.
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
We have significant needs for cash which has raised significant doubts about our ability to continue as a going concern.
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
We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors.  In order to achieve our operational objectives, our expenses and cash requirements will increase from historical levels and we anticipate the need to raise additional capital in order to fully fund the research and development of our product candidates.  Based upon our working capital position, expected future cash requirements and other factors at the time, the Report of our Independent Registered Public Accounting Firm which was included in our Annual Report on Form 10-K and filed with the SEC on March 27, 2008 included an explanatory paragraph relating to substantial doubt regarding our ability to continue as a going concern.
If we are unable to meet our needs for additional funding in the near future, we may be required to limit, scale-back or cease operations.
We expect that our current working capital, which includes proceeds from our third quarter 2008 registered offering, will fund our operations for at least the next twelve months. However we will need to raise additional capital in order to fully fund our research and development activities beyond that point. If we are not able to raise sufficient capital when needed, we will have to delay, scale-back or eliminate certain research, drug discovery or development activities or certain other aspects of our operations and as a result our business may be materially and adversely affected. Our future capital requirements will depend on many factors, including:

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
These factors could result in variations from our currently projected operating and liquidity requirements. Additional funds may not be available when needed, or, if available, we may not be able to obtain such funds on terms acceptable to us. If adequate funds are unavailable, we may be required, among other things, to:
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
We commenced operations in 2002 and have a limited operating history. To date, our only revenues have been from research grants. We will not be able to generate revenue from product sales or royalties unless and until we receive regulatory approval and begin commercialization of our product candidates or otherwise out-license our compounds. We are not certain of when, if ever, that will occur. Although we intend to introduce new products, we may not do so. Because the market for our products is relatively new, uncertain and evolving, and because we have limited operating experience, it is difficult to assess or predict the growth rate, if any, and the size of this market. We may not develop additional products, a market for our products may not develop, and our products may not achieve market acceptance.
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
None of our product candidates has received regulatory approval for commercial sale and our product candidates may never be commercialized. In addition, all of our product candidates are in the early stages of development, and we face the risks of failure inherent in developing drugs based on new technologies. We expect to commence clinical trials for the first time with our lead product candidates, PMX-30063 and PMX-60056, during the third quarter of 2008. The progress and results of any future clinical trials or future pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, it will have a material adverse effect on our business, operating results, financial condition and cash flows. Our product candidates are not expected to be commercially available for several years, if at all.
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
Our success is also dependent on our ability to attract, retain and motivate highly trained technical, marketing, sales and management personnel for the development, maintenance and expansion of our activities. We may not be able to retain our existing personnel or attract additional qualified employees. The loss of key personnel or the inability to hire and retain additional qualified personnel in the future could have a material adverse effect on our business, financial condition and results of operation.
Our success is dependent on the continuation of certain licensing arrangements and other strategic relationships with third parties. These arrangements and relationships may not continue and we may not be successful in entering into other similar arrangements and relationships.
All of our product candidates are licensed from or based upon licenses from third parties. We are party to (i) a Patent License Agreement with the University of Pennsylvania, or Penn, pursuant to which Penn granted us an exclusive, worldwide royalty-bearing license to use, make and sell products utilizing seven of Penn’s issued or pending patents for the life of such patents, and (ii) a Software License Agreement with Penn pursuant to which Penn granted us a non-exclusive, royalty-free license to use three software programs and an exclusive, royalty-free license to three patent applications relating to such software programs. If either or both of these license agreements are properly terminated by Penn, pursuant to its termination rights, our ability to advance our current product candidates or develop new product candidates may be adversely affected. Specifically, we may not be able to execute our strategy to develop and commercialize our PMX-30063, PMX-60056, our topical ophthalmic antibiotic product candidate, oral antibiotic product candidates, our angiogenesis inhibitor for cancer and our antimicrobial polymers for biomaterials applications.
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
In addition to licensing arrangements, we have entered into a consulting arrangement with Dr. William DeGrado, a Professor of Biochemistry and Biophysics at Penn, and a Sponsored Research Agreement with UMass covering the research of Dr. Gregory Tew, an Assistant Professor in the Polymer Science and Engineering Department at UMass. Either we or Dr. DeGrado may terminate his consulting arrangement at any time. If Dr. DeGrado terminates his consulting arrangement, our ability to advance our antimicrobial and heptagonist programs may be adversely affected. If the Sponsored Research Agreement or any license thereunder is properly terminated by UMass, our ability to advance our antimicrobial program or develop new product candidates may be adversely affected.
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
Our product candidate development program requires a significant amount of cash to support the development of product candidates. The defensin mimetic antibiotic drug development program is estimated at approximately $50 million over an approximately 36-42 month period with the NDA filing planned, assuming adequate additional financing, for 2011. The Heptagonist drug development is estimated at approximately $50 million over an approximately 30-36 month period with the NDA filing planned, assuming adequate additional financing, for 2011. These costs are significant given our limited opportunity for revenue growth over the same period. In addition, we may not be able to obtain additional financing to satisfy the costs of the planned product candidate development or that the product candidate will be approved by the FDA for commercialization.
Our i.v. antibiotic product candidate or any of our other eligible product candidates may not be granted any of the accelerated development or approval paths by the FDA and, even if any of our product candidates receive such status, development of the product candidate may not be accelerated.
We believe that our i.v. antibiotic product candidate, which is a systemic antibiotic drug, may be eligible for one of the accelerated development or approval paths under FDA procedures, such as “fast track,” “priority review” or “accelerated approval.” We have not yet applied for any of these designations for our i.v. antibiotic product candidate or any of our other product candidates. Our product candidates may not receive any such consideration. If granted, some of these paths may help to abbreviate the size and scope of the trials required for submission and approval of an NDA and/or to shorten the review time of any such filing. If the FDA grants any of these designations to any of our product candidates, we may then make an application with the FDA with respect to any further development program and corresponding regulatory strategy.
Even in the event that one of our product candidates is designated for “fast track,” “priority review” or “accelerated approval” status, such a designation does not necessarily mean a faster development process or regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Any accelerated designation status may be withdrawn by the FDA if the FDA believes that this designation is no longer supported by emerging data from our clinical development program or for patient safety reasons. Receiving “fast track,” “priority review” or “accelerated approval” status from the FDA does not guarantee that we will qualify for or be able to take advantage of any accelerated development or approval procedures. Even if the accelerated development or approval procedures are available to us, depending on the results of clinical trials, we may elect to follow the more traditional approval processes for strategic and marketing reasons, since drugs approved under “accelerated approval” procedures may be more likely to be subjected to post-approval Phase IV clinical studies to provide confirmatory evidence that they are safe and effective. If we fail to conduct any such required post-approval studies or if the studies fail to verify that any of our product candidates are safe and effective, our FDA approval could be revoked. It can be difficult, time-consuming and expensive to enroll patients in Phase IV clinical trials because physicians and patients are less likely to participate in a clinical trial to receive a drug that is already commercially available.
Even if regulatory authorities approve our product candidates, they may not be commercially successful.
Our product candidates may not be commercially successful because physicians, government agencies and other third-party payors may not accept them. Third parties may develop superior products or have proprietary rights that preclude us from marketing our products. We also expect that most of our product candidates will be very expensive, if approved. If we do obtain regulatory approval for any of our product candidates, we will need to achieve patient acceptance and demand in order to be commercially successful. Patient acceptance of and demand for any product candidates will depend upon many factors, including but not limited to, the extent, if any, of reimbursement of drug and treatment costs by government agencies and other third-party payors, pricing, the safety and effectiveness of alternative products, and the prevalence and severity of side effects associated with our products.
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
We may suffer losses from product liability claims.
Any of our product candidates could cause adverse events to patients, such as immunologic or allergic reactions. These reactions may not be observed in clinical trials, but may nonetheless occur after commercialization. If any of these reactions occur, they may render our product candidates ineffective in some patients and our sales would suffer.
We will be susceptible to product liability lawsuits. If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products. Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. We may not be able to avoid product liability claims. Product liability insurance for the pharmaceutical and biotechnology industries is generally expensive, if available at all. We do not currently have any product liability insurance. If we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our product candidates. A successful product liability claim brought against us in excess of our insurance coverage, if any, may cause us to incur substantial liabilities and, as a result, our business may fail.
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
We also intend to rely on third parties to supply the components that we will need to develop, test and commercialize all of our product candidates. There may be a limited supply of these components. We might not be able to enter into agreements that assure us of the availability of such components in the future from any supplier. Our potential suppliers may not be able to adequately supply us with the components necessary to successfully conduct our pre-clinical and clinical trials and/or to commercialize our product candidates. If we cannot acquire an acceptable supply of components to produce our product candidates, we will not be able to complete pre-clinical and clinical trials and will not be able to commercialize our product candidates.
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
With the expected commencement of clinical trials for our two lead product candidates, PMX-30063 and PMX-60056, we anticipate an expansion of our operations, including hiring of additional personnel. However, we may not be able to effectively grow and expand our business. Successful implementation of our business plan will require management of growth, which will result in an increase in the level of responsibility for management personnel. To manage growth effectively, we will be required to continue to implement and improve our operating and financial systems and controls to expand, train and manage our employee base. The management, systems and controls currently in place or to be implemented may not be adequate for such growth, and the steps taken to hire personnel and to improve such systems and controls might not be sufficient. If we are unable to manage our growth effectively, it will have a material adverse effect on our business, results of operations and financial condition.
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
In the future, we expect to rely upon the software programs licensed from Penn, as well as software licensed from other third parties, including software that might be integrated with our internally developed software and used to perform key functions. If we license such third-party software, it is likely that certain of these licenses will be for limited terms, can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Such licenses may not be available to us on commercially reasonable terms, if at all. The loss of or inability to maintain or obtain licenses on such third party software could result in the discontinuation of, or delays or reductions in, product shipments unless and until equivalent technology is identified, licensed and integrated with our software. Any such discontinuation, delay or reduction would harm our business, results of operations and financial condition. The third party licenses that we may need to acquire in the future may not be exclusive, and our competitors may obtain licenses to and utilize such technology in competition with us. The vendors of technology that may need to be utilized in our products may not support the potentially necessary technology in the form needed by us. In addition, financial or other difficulties that may be experienced by such third-party vendors may have a material adverse effect upon the technologies that may be incorporated into our products. If such technologies become unavailable, we may not be able to find suitable alternatives. The loss of, or inability to maintain or obtain, any such software licenses could potentially result in shipment delays or reductions until equivalent software could be developed, identified, licensed and integrated, and could harm our business, operating results, and financial condition if we ultimately need to rely on such software.
Our executive officers and directors have the ability to significantly influence matters submitted to our stockholders for approval.
Our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 13% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share. If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
Risks Related to our Intellectual Property
The obstacles to procurement and enforcement of our intellectual property and proprietary rights could harm our competitive position by allowing competitors access to our proprietary technology and to introduce competing products.
We regard our product candidates as proprietary and rely primarily on a combination of patents, trademarks,

copyrights, and trade secrets and other methods to protect our proprietary rights. We maintain confidentiality agreements with our employees, consultants and current and potential affiliates, customers and business partners.
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
The confidentiality agreements we require of our employees and those which we enter into with other parties may not provide adequate protection for our trade secrets, know-how or other confidential information or prevent any unauthorized use or disclosure or the unlawful development by others. If any of our confidential intellectual property is disclosed, our business may suffer. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate.
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
If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If any of these actions are successful, we could be required, in addition to any potential liability for damages, to obtain a license to continue to manufacture or market the affected product, in which case we may be required to pay substantial royalties or grant cross-licenses to our patents. However, any such license may not be available on acceptable terms or at all. Ultimately, we could be prevented from commercializing a product, or forced to cease some aspect of our business operations, as a result of patent infringement claims, which would harm our business.
We may enter into licensing agreements with third party intellectual property owners for use of their property in connection with our products in order to ensure that such third party’s rights are not infringed. Although we are not aware that any of our intended products would materially infringe the rights of others, a claim of infringement may be asserted against us and any such assertion may result in costly litigation or may require us to obtain a license in order to make, use, or sell our products. Third parties may assert infringement claims against us in the future with respect to current or future products. Any such claims or litigation, with or without merit, could be costly and a diversion of management’s attention, which could have a material adverse effect on our business, operating results and financial condition. Adverse determinations in such claims or litigation could harm our business, operating results and financial condition.
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
We are, and will continue to be, reliant upon such third parties to protect their intellectual property rights to this technology. Such third parties may determine not to protect the intellectual property rights that we license from them and we may be unable defend such intellectual property rights on our own or we may have to undertake costly litigation to defend the intellectual property rights of such third parties. We may not continue to have proprietary rights to the intellectual property that we license from such third parties or otherwise have the right to use through similar strategic relationships. Any loss or limitations on use with respect to our right to use such intellectual property licensed from third parties or otherwise obtained from third parties with whom we have entered into strategic relationships could have a material adverse effect on our business, operating results and financial condition.
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
Delays in regulatory approval, limitations in regulatory approval and withdrawals of regulatory approval may have a negative impact on our results of operations. If we experience significant delays in testing or approvals, our product development costs, or our ability to license product candidates, will increase. If the FDA grants regulatory approval of a product, this approval will be limited to those disease states and conditions for which the product has been demonstrated through clinical trials to be safe and effective. Any product approvals that we receive in the future could also include significant restrictions on the use or marketing of our products. Product approvals, if granted, can be withdrawn for failure to comply with regulatory requirements or upon the occurrence of adverse events following commercial introduction of the products. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our product candidates or us. If approvals are withdrawn for a product, or if a product were seized or recalled, we would be unable to sell or license that product and our revenues would suffer. In addition, outside the U.S., our ability to market any of our potential products is contingent upon receiving market application authorizations from the appropriate regulatory authorities and these foreign regulatory approval processes include all of the risks associated with the FDA approval process described above.
Before we can commence clinical trials of any of our product candidates, we will need to complete preclinical research and commercial evaluation and file an IND (or foreign equivalent) with respect to such product candidate. We may not complete this preclinical research or obtain an effective IND (or foreign equivalent) in a timely fashion or at all.
On May 8, 2008 we received a notice of no objection from Health Canada in response to our Clinical Trial Application (or “CTA”) for our lead antibiotic compound, PMX-30063, which allows for the initiation of human clinical studies in Canada. A CTA is the Canadian equivalent to a United States IND. We have filed and hope to have an effective United States IND for our lead heptagonist compound, PMX-60056, during the third quarter of 2008. We plan to commence our Phase 1 studies during the third quarter of 2008 for both PMX-30063 and PMX-60056. In the U.S., drug developers submit the results of preclinical trials, together with manufacturing information and analytical and stability data, to the FDA as part of an IND. An IND must become effective before clinical trials can begin in the U.S. and similar applications are required in jurisdictions outside of the U.S. In the U.S., an IND becomes effective 30 days after receipt by the FDA unless before that time the FDA raises concerns or questions about the proposed clinical trials outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. If these concerns or questions are unresolved, the FDA may not allow the clinical trials to commence. We consider cost and timing for our Phase 1 studies in making final determination as to where our Phase 1 studies are conducted. All Phase 1 studies will be designed in conformity with United States Good Clinical Practices (or “GCP”) standards. In instances where Phase 1 studies are conducted outside the Unites States, we plan to file INDs with FDA prior to Phase II and seek regulatory approval in the United States. We may not be able to obtain an effective IND, or foreign equivalent, in the timeframe which we currently expect, or at all, and therefore may not be able to commence clinical trials in the timeframe which we currently expect, or at all.

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
Completion of clinical trials may take many years. The length of time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. The FDA monitors the progress of each phase of testing, and may require the modification, suspension, or termination of a trial if it is determined to present excessive risks to patients. The clinical trial process may also be accompanied by substantial delay and expense and the data generated in these studies ultimately may not be sufficient for marketing approval by the FDA. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:
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
We will incur substantial additional expense for and devote a significant amount of time to these studies. The results of these studies must be submitted to the FDA as part of an NDA, and must be approved by the FDA before the product may be marketed. We estimate that it will cost at least $50 million in direct development costs over 36-42 months to file an NDA for our defensin mimetic i.v. antibiotic product candidate and 30-36 months to file an NDA for our heptagonist product candidate and thus bring to market each of these product candidates (at least $100 million for both product candidates).
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
Our common stock is currently quoted on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. A sufficient market may not develop in the stock, in which case it could be difficult for stockholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.
A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.
A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because a significant portion of our operations has been and will continue to be financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plans and operations, including our ability to develop our product candidates and continue our current operations. If our stock price declines, it may be more difficult to raise additional capital. If we are unable to raise sufficient capital in the future, and we are unable to generate funds from operations sufficient to meet our obligations, we will not be able to have the resources to continue our normal operations.
The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, may have a material adverse effect on the market price of our common stock.
When we issue additional shares in the future, it will likely result in the dilution of our existing stockholders.
Our certificate of incorporation authorizes the issuance of up to 90,000,000 shares of common stock with a $0.001 par value and 10,000,000 preferred shares with a par value of $0.001, of which approximately 32,113,726 common shares were issued and outstanding as of June 30, 2008. We will need to increase our authorized share count in order to issue additional shares of common stock in the future. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.
Moreover, in the past, we issued warrants and options to acquire shares of common stock. To the extent these warrants and/or options are ultimately exercised, you will sustain future dilution. As of June 30, 2008, we had warrants and options to purchase 12,884,000 shares of our common stock outstanding. Warrants to purchase 3,054,000 shares of our common stock have weighted average anti-dilution protection if we sell certain securities at a price per share less than $1.66 per share.
During the third quarter of 2008, we completed a registered direct offering of 21,428,571 units, each unit consisting of one share of our Common Stock and a warrant to purchase one share of our Common Stock.  Each unit was priced at a $0.70 per unit and the exercise price of the warrants issued is $1.00.  We received gross proceeds of $15,000,000 in the registered direct offering before fees and expenses.  In connection with this registered direct offering, we incurred commission fees and expenses of approximately $1,400,000 and issued to the placement agents warrants to purchase 1,071,428 shares of Common Stock at an exercise price of $1.00. The fair value of the warrants at the time of issuance was estimated using the Black-Scholes option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.23%; the estimated life of five years and volatility of 73%. The fair value of the warrants issued was estimated to be $0.62 per warrant. Additionally, we issued additional warrants to purchase 898,276 shares of common stock as a result of weighted average anti-dilution protection on certain warrants originally issued to a placement agent during the period from November 2005 to February 2006. The exercise price of these warrants was adjusted from $1.66 to $1.28 per share.
The issuance of any shares for acquisition, licensing or financing efforts, upon conversion of any preferred stock or exercise of warrants and options, pursuant to our equity compensation plans, or otherwise may result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our corporation.
Trading of our stock may be restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.
The SEC has adopted regulations that generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may adversely affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.
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
We have never declared or paid a cash dividend on our common stock and we do not expect to pay cash dividends in the foreseeable future. If we do have available cash, we intend to use it to grow our business.
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
Item 4. Submission of Matters to a Vote of Security Holders
On May 22, 2008, we held our Annual Meeting of Stockholders (the “Meeting”). At the Meeting, there were 32,083,726 eligible votes and the following proposals were considered:
1. To elect six directors to the Board of Directors for a term of one (1) year and until a successor is duly elected and qualified. Each of the nominees was elected by the margin indicated below:

	Number of Shares	Number of Shares
Nominee	Voted For	Withheld
Mr. Nicholas Landekic	18,634,115	80,426
Mr. Frank Slattery, Jr.	18,522,951	191,590
Mr. Brian Anderson	18,634,115	80,426
Dr. William N. Kelley	18,634,115	80,426
Dr. Michael E. Lewis	18,634,115	80,426
Mr. Shaun F. O’Malley	18,634,115	80,426
2. To approve our amended and restated 2005 Omnibus Equity Compensation Plan. The amendment was approved by the margin indicated below:

Number of Shares	Number of Shares Voted
Voted For	Against	Abstentions	Broker Non-Votes
10,534,412	245,033	116,620	0

3. To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008. The ratification of the appointment of the independent registered public accounting firm was approved by the margin indicated below:

Number of Shares	Number of Shares Voted
Voted For	Against	Abstentions	Broker Non-Votes
18,622,627	0	91,914	0
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

PolyMedix, Inc.

August 7, 2008 Date	By:	/s/ Nicholas Landekic Nicholas Landekic
President & Chief Executive Officer (Principal Executive
Officer)

August 7, 2008 Date	By:	/s/ Edward F. Smith Edward F. Smith
Vice President, Finance &
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.