Form 10-Q
period 2008-09-30
POLYMEDIX INC
filed 2008-11-06
CIK 1341843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from            to
COMMISSION FILE NUMBER: 000-51895
POLYMEDIX, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	27-0125925
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of November 6, 2008 the issuer had 53,542,297 shares of issued and outstanding common stock, par value $0.001 per share.

POLYMEDIX, INC.
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS — as of September 30, 2008 and December 31, 2007	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — for the Three and Nine-Months Ended September 30, 2008 and 2007 and for the Period from August 8, 2002 (Inception) to September 30, 2008	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — for the Nine-Months Ended September 30, 2008 and 2007 and for the Period from August 8, 2002 (Inception) to September 30, 2008	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T. Controls and Procedures	13

PART II — OTHER INFORMATION

Item 1A. Risk Factors	14

Item 6. Exhibits	28

SIGNATURES	28

EXHIBITS INDEX	29
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$15,705	$4,936
Short-term investments	1,697	3,967
Prepaid expenses and other current assets	127	42

Total current assets	17,529	8,945

Property and Equipment:
Computers	238	243
Office furniture and lab equipment	774	774
Accumulated depreciation	(395)	(240)

Total property and equipment	617	777

TOTAL ASSETS	$18,146	$9,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$951	$2,341
Accrued expenses	1,246	1,372
Short-term portion of capital lease obligation	126	131

Total current liabilities	2,323	3,844

Deferred rent and other accrued expenses	797	640
Long-term portion of capital lease obligation	11	104

Total liabilities	3,131	4,588

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred Stock ($0.001 par value; 10,000 shares authorized; 609 and 0 issued and outstanding at September 30, 2008 and December 31, 2007, respectively)	1	—
Common Stock ($0.001 par value; 90,000 shares authorized; 53,542 and 32,039 issued and outstanding at September 30, 2008 and December 31, 2007, respectively)	54	32
Additional paid-in capital	49,515	30,973
Deficit accumulated during the development stage	(34,555)	(25,873)

Unrealized gain (loss) on available for sale securities	—	2

Total stockholders’ equity	15,015	5,134

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,146	$9,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

					For the period
					August 8, 2002
					(Inception) to
	Three-Months Ended September 30,		Nine-Months Ended September 30,		September 30,
	2008	2007	2008	2007	2008
Revenues:
Grant and research revenues	$39	$599	$1,048	$1,000	$3,495

Total revenues	39	599	1,048	1,000	3,495

Operating Expenses:
Research and development	1,764	2,414	6,208	6,096	23,398
General and administrative	1,291	1,272	3,678	3,536	16,077

Total operating expenses	3,055	3,686	9,886	9,632	39,475

Other Income:
Interest income and other expenses	61	114	156	426	1,425

Total other income	61	114	156	426	1,425

Net loss	$(2,955)	$(2,973)	$(8,682)	$(8,206)	$(34,555)

Conversion inducement and dividends on Series 1 preferred stock	—	—	—	(2,247)	(5,273)

Net loss attributable to common stockholders	$(2,955)	$(2,973)	$(8,682)	$(10,453)	$(39,828)

Net loss per common share — basic and diluted	$(0.06)	$(0.10)	$(0.23)	$(0.47)

Weighted average common shares outstanding — basic and diluted	48,630	28,545	37,656	22,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

			For the period
			August 8, 2002
			(Inception) to
	Nine-Months Ended September 30,		September 30,
	2008	2007	2008
Cash Flows from Operating Activities:
Net loss	$(8,682)	$(8,206)	$(34,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	160	131	470
Accretion of discount on investment securities	(49)	(195)	(421)
Stock-based compensation	1,079	892	5,519
Increase in prepaid expenses and other current assets	(85)	(245)	(127)
Increase (decrease) in accounts payable, accrued expenses and deferred rent	(1,153)	1,881	2,718
Loss on disposal of fixed assets	—	—	23

Net cash used in operating activities	(8,730)	(5,742)	(26,373)

Cash Flows from Investing Activities:
Cash paid for property and equipment	—	(215)	(751)
Purchases of investments	(1,683)	(7,922)	(22,373)
Proceeds from maturities of investments	4,000	8,000	21,098

Net cash provided by (used in) investing activities	2,317	(137)	(2,026)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, net of financing costs	17,280	(432)	44,114
Proceeds from stock option exercises	—	183	184
Principal payments on capital lease obligations	(98)	(64)	(194)

Net cash provided by (used in) financing activities	17,182	(313)	44,104

Net increase (decrease) in cash and cash equivalents	10,769	(6,192)	15,705

Cash and cash equivalents — beginning of period	4,936	8,601	—

Cash and cash equivalents — end of period	$15,705	$2,409	$15,705

Non-Cash Investing Activities:
Property and equipment acquired under capital lease	$—	$228	$331
Property and equipment acquired on account	$30	$35	$30

Non-Cash Financing Activities:
Conversion inducement and dividends on Series 1 Preferred Stock	$—	$2,247	$5,273
Warrants issued to placement agent	$783	$—	$2,932
Accrued financing costs	$246	$232	$246
Capital lease obligation	$—	$228	$331
The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
In these condensed consolidated financial statements, “PolyMedix,” “we,” “us” and “our” refer to PolyMedix, Inc. and its wholly owned subsidiary PolyMedix Pharmaceuticals, Inc., “common stock” refers to PolyMedix’s common stock, par value $0.001 per share, and “2008 Preferred Stock” refers to PolyMedix’s Series 2008 Convertible Preferred Stock, par value $0.001 per share.
1 — Organization and Business Activities
We are a development stage biotechnology company focused on treating life threatening, serious infectious diseases and acute cardiovascular disorders with synthetic small molecule compounds that mimic the activity of large natural protein molecules, compounds referred to as biomimetics. Using our proprietary computational drug design technology, we have created novel defensin mimetic antibiotic compounds, heparin antagonist compounds (or “heptagonist”) and other drug compounds intended for human therapeutic use. Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing, manufacturing of clinical supplies, exploring marketing channels and recruiting personnel. We commenced human clinical trials during the third quarter of 2008 for our lead i.v. antibiotic compound, PMX-30063, and our lead heptagonist compound, PMX-60056.
We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through September 30, 2008 aggregated $34,555,000, and we expect to continue to incur substantial losses in future periods.
The accompanying condensed consolidated financial statements have been prepared on the basis of PolyMedix Inc. continuing as a going concern. We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our product candidates under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors. We anticipate that in order to achieve our operational objectives, our expenses and cash requirements will increase from historical levels and we will need to raise additional capital in the future in order to fully fund the research and development of our product candidates. Based upon our working capital position, expected future cash requirements and other factors at the time, the Report of our Independent Registered Public Accounting Firm which was included in our Annual Report on Form 10-K and filed with the Securities and Exchange Commission (“SEC”) on March 27, 2008 included an explanatory paragraph relating to substantial doubt regarding our ability to continue as a going concern. Subsequent to the issuance of that report and during the third quarter of 2008, we completed a $15,000,000 registered offering of 21,428,571 common stock units and a $4,262,000 private placement of 608,834 preferred stock units. See Note 6. We expect that our current working capital, which includes the proceeds from these offerings, will fund our operations for at least the next twelve months.
Interim Financial Information
The condensed consolidated financial statements include the accounts of PolyMedix, Inc. and its wholly-owned subsidiary, PolyMedix Pharmaceuticals, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The information as of September 30, 2008 and for the periods ended September 30, 2008 and 2007 and the period from August 8, 2002 (Inception) to September 30, 2008 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to state fairly the financial information set forth in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 included in our annual report on Form 10-K filed with the SEC on March 27, 2008.

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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008 (in thousands):

		Fair Value Measurements at September 30, 2008
	Total Carrying		Significant other	Significant
	value as of	Quoted prices in	observable	unobservable
	September	active markets	inputs	inputs
	30, 2008	(Level 1)	(Level 2)	(Level 3)
Short-term investments	$1,697	$1,697	$—	$—

Total	$1,697	$1,697	$—	$—
Our short-term investments are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The adoption of SFAS 157 did not have any impact on our results of operations, financial position and cash flows.
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
In June 2007, the FASB ratified the consensus reached in EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (Issue No. 07-03). Issue No. 07-03 requires that non-refundable advance payments for future research and development activities should be deferred and recognized as an expense as goods are delivered or the related services are performed. Issue No. 07-03 is effective for fiscal years beginning after December 15, 2007. Issue No. 07-03 was adopted effective January 1, 2008 and did not have a material impact on our results of operations, financial position or cash flows.

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
4 — Short-Term Investments
Short-term investments consist of investment grade fixed income securities with original maturities of greater than three months. All investments are classified as “available for sale”, and are considered current assets. As of September 30, 2008, all short-term investments had maturities of less than one year.
The following summarizes the short-term investments as of September 30, 2008 and December 31, 2007, respectively, which were invested solely in U.S. government obligations (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2008	$1,697	$—	$—	$1,697
December 31, 2007	$3,965	$2	$—	$3,967
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

	Three-Months Ended		Nine-Months Ended		Period from August 8, 2002 (Inception) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008
Research and Development	$107	$64	$336	$186	$1,685
General and administrative	263	357	743	706	3,822

Total stock-based compensation	$370	$421	$1,079	$892	$5,507

During the nine-months ended September 30, 2008, approximately 1,782,000 stock options were awarded to directors, officers and employees at a combined grant date fair value of $1,126,000. There have been no significant changes to the assumptions used to calculate fair value from what were disclosed in our 2007 Annual Report on Form 10-K. As of September 30, 2008, there were 7,185,000 shares of common stock issuable upon exercise of outstanding stock options and 3,590,000 shares of common stock available for issuance of future equity compensation awards in connection with our equity compensation plans, subject to available shares. As of September 30, 2008, there was approximately $1,887,000 of total unrecognized compensation cost related to non-vested stock options, which will be amortized over the weighted average remaining service period of approximately 1.04 years.

6 — Stockholders’ Equity
Common Stock
We are authorized to issue 90,000,000 shares of common stock, with a par value of $0.001, of which approximately 53,542,000 and 32,039,000 were issued and outstanding at September 30, 2008 and December 31, 2007, respectively.
During July 2008, we completed a registered offering of 21,428,571 units, each unit consisting of one share of our common stock and a Series A Warrant to purchase one share of our common stock. Each unit was priced at $0.70 per unit with the exercise price of the Series A Warrants issued at $1.00 per share. We received gross proceeds of $15,000,000 in the registered offering before fees and expenses. In connection with this registered offering, we incurred commission fees and expenses of approximately $1,431,000.
Preferred Stock
We are authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.001, of which approximately 609,000 and 0 shares were issued and outstanding at September 30, 2008 and December 31, 2007, respectively.
During September 2008, we completed a private placement offering of 608,834 units, each unit consisting of one share of our 2008 Preferred Stock and a Series B Warrant to purchase capital stock. Each unit was priced at a $7.00 per unit. Each share of 2008 Preferred Stock will automatically convert into 10 shares of common stock immediately, and without any action on the part of the holder of such share of 2008 Preferred Stock, upon the effectiveness of an amendment (the “Certificate Amendment”) to our Amended and Restated Certificate of Incorporation, as amended (the “Certificate”), to increase the number of shares of common stock authorized for issuance by us under the Certificate to an amount sufficient to cover the issuance of shares of common stock upon conversion of the 2008 Preferred Stock and the issuance of shares of common stock issuable after such conversion upon exercise of all of the Series B Warrants. We received gross proceeds of $4,262,000 in the private placement before fees and expenses. In connection with this private placement, we incurred commission fees and expenses of approximately $345,000.
Warrants
In connection with the private placement in September 2008 described above, we issued Series B Warrants to purchase 608,834 shares of 2008 Preferred Stock or 6,088,340 shares of common stock to investors and Series B Warrants to purchase 19,571 shares of 2008 Preferred Stock or 195,708 shares of common stock to the placement agent and dealer at an exercise price of $10.00 if converted into shares of 2008 Preferred Stock or $1.00 if converted into shares of common stock. The Series B Warrants are exercisable for shares of 2008 Preferred Stock unless and until we file the Certificate Amendment and the 2008 Preferred Stock is converted into common stock as described above. Once the Certificate Amendment is filed with the State of Delaware, the Series B Warrants will be exercisable for our common stock. The fair value of the warrants at the time of issuance was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.03%; the estimated life of five years and volatility of 71%. The fair value of the warrants issued was estimated to be $0.63 per warrant. Further, we issued additional warrants to purchase 166,955 shares of common stock as a result of weighted average anti-dilution protection on certain warrants originally issued to a placement agent during the period from November 2005 to February 2006. The exercise price of these additional warrants was adjusted from $1.28 to $1.23 per share.
In connection with the registered offering in July 2008 described above, we issued Series A Warrants to purchase 21,428,571 shares of common stock to investors and Series A Warrants to purchase 1,071,428 shares of common stock to the placement agents and dealer at an exercise price of $1.00. The fair value of the warrants at the time of issuance was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.2% to 3.35%; the estimated life of five years and volatility of 72% to 75%. The fair value of the warrants issued was estimated at between $0.44 and $0.57 per warrant. Further, we issued additional warrants to purchase 898,276 shares of common stock as a result of weighted average anti-dilution protection on certain warrants originally issued to a placement agent during the period from November 2005 to February 2006. The exercise price of these additional warrants was adjusted from $1.66 to $1.28 per share.

During 2007, we issued warrants to purchase 2,943,000 shares of common stock in connection with registered offering of units at an exercise price of $1.10 per share. These warrants expire on December 20, 2012.
During 2005 and 2006, we issued warrants to purchase 4,119,000 shares of common stock in connection with the private placement of Series 1 preferred stock at an exercise price of $1.23 per share, as adjusted for weighted average anti-dilution protection. These warrants expire on November 8, 2010 and contain weighted average anti-dilution protection if we issue certain securities at a price per share less than $1.23.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with “Risk Factors” included in our Annual Report on Form 10-K filed by PolyMedix with the SEC on March 27, 2008 and included in Item 1A of this Report on Form 10-Q, as well as our unaudited condensed consolidated financial statements included in this report on Form 10-Q. Some of the statements in the following discussion are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” contained in this report.
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include statements regarding our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy our industry trends and other statements regarding matters that are not historical facts. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:
➢	our need for, and the availability of, substantial capital in the future to fund our operations and planned clinical trials;

➢	the timing of our product development and evaluation;

➢	the timing and magnitude of expenditures we may incur in connection with our ongoing research and development activities;

➢	the results of our preclinical and clinical trials, including regulatory approvals;

➢	the timing and financial consequences of our formation of new business relationships and alliances; and

➢	the timing and volume of sales of products for which we obtain marketing approval.
You should keep in mind that any forward-looking statement made by us in this report speaks only as of the date of this report. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report, except as may be required by applicable law or regulation.

General
We are a development stage biotechnology company focused on treating life threatening, serious infectious diseases and acute cardiovascular disorders with synthetic small molecule compounds that mimic the activity of large natural protein molecules, compounds referred to as biomimetics. Using our proprietary computational drug design technology, we have created novel defensin mimetic antibiotic (or “i.v. antibiotic”) compounds, heparin antagonist (or “heptagonist”) compounds and other drug compounds intended for human therapeutic use. Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing, manufacturing of clinical supplies, exploring marketing channels and recruiting personnel. We commenced human clinical trials during the third quarter of 2008 for our lead i.v. antibiotic compound, PMX-30063, and our lead heptagonist compound, PMX-60056.
We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through September 30, 2008 aggregated $34,555,000, and we expect to continue to incur substantial losses in future periods.
The accompanying condensed consolidated financial statements have been prepared on the basis of PolyMedix Inc. continuing as a going concern. We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors. We anticipate that in order to achieve our operational objectives, our expenses and cash requirements will increase from historical levels and we will need to raise additional capital in the future in order to fully fund the research and development of our product candidates. Based upon our working capital position, expected future cash requirements and other factors at the time, the Report of our Independent Registered Public Accounting Firm which was included in our Annual Report on Form 10-K and filed with the SEC on March 27, 2008 included an explanatory paragraph relating to substantial doubt regarding our ability to continue as a going concern. Subsequent to the issuance of that report and during the third quarter of 2008, we completed a $15,000,000 registered offering of 21,428,571 common stock units and a $4,262,000 private placement of 608,834 preferred stock units. See Note 6 to our September 30, 2008 financial statements included herein for a further description of these financing activities. We expect that our current working capital, which includes the proceeds from these offerings, will fund our operations for at least the next twelve months.
Critical Accounting Policies and Practices
The preparation of our Condensed Consolidated Financial Statements in conformity with U. S. generally accepted accounting principles requires management to adopt critical accounting policies and to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and accompanying notes. These critical accounting policies and estimates have been reviewed by the Audit Committee of our board of directors. The principal items in our Condensed Consolidated Financial Statements reflecting critical accounting policies or requiring significant estimates and judgments are as follows:
Stock-based compensation
From our inception, August 8, 2002, we applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and have, since inception, recognized equity compensation expense over the requisite service period. Beginning January 1, 2006, we adopted SFAS No. 123(R), Share Based Payment using the modified-prospective method. There was no significant impact from switching from SFAS No. 123 to SFAS No. 123(R). Since inception, we have used the Black-Scholes-Merton formula to estimate the fair value of stock options and have elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula. The volatility and expected term assumptions have the most significant effect on the results obtained from the Black-Scholes-Merton option-pricing model. We have to date assumed that stock options have an expected life of five years, representing about half of their contractual life, and assumed common stock volatility of between 41% and 74%. Higher estimates of volatility and expected life of the option increase the value of an option and the resulting expense. Given the absence of an active market for our common stock, the fair value of our common stock has periodically been estimated using several criteria, including the trading of our common stock on the OTC Bulletin Board (when trading), progress and milestones achieved in our research activities along with the price per share of our preferred and common stock offerings.

Results of Operations
Grant and research revenues were $39,000 and $1,048,000 for the three and nine-month periods ended September 30, 2008, respectively, compared to $599,000 and $1,000,000 for the three and nine-month periods ended September 30, 2007, respectively. The decrease in grant and research revenue for the three-month period ended September 30, 2008 and the increase in grant and research revenue for the nine-month period ended September 30, 2008 compared to the same periods a year ago were the result of the timing of our expenditures and subsequent reimbursement related to our three-year $2,900,000 National Institutes of Health (or “NIH”) grant, which was awarded in April 2006 in support of our development of our i.v. antibiotic product candidate, PMX-30063. We currently have $25,000 remaining available under this grant.
Research and development expenses were $1,764,000 and $6,208,000 for the three and nine-month periods ended September 30, 2008, respectively, compared to $2,414,000 and $6,096,000 for the three and nine-month periods ended September 30, 2007, respectively. The decrease during the three-month period was the result of delaying certain research and development activities until additional capital resources were obtained. The increase for the nine-month period was the result of increased outside laboratory research costs associated with our preclinical development, Good Manufacturing Practices (“GMP”) compliant manufacturing and Good Laboratory Practices (“GLP”) compliant toxicology, safety pharmacology and genotoxicity studies for PMX-30063 and our heptagonist product candidate, PMX-60056 during the first quarter of 2008.
General and administrative expenses were approximately $1,291,000 and $3,678,000 for the three and nine-month periods ended September 30, 2008, respectively, compared to $1,272,000 and $3,536,000 for the three and nine-month periods ended September 30, 2007, respectively. We do not expect our general and administrative costs to increase substantially over the next twelve months.
Interest income and expense was $61,000 and $156,000 for the three and nine-month periods ended September 30, 2008, respectively, compared to $114,000 and $426,000 for the three and nine-month periods ended September 30, 2007, respectively. The changes were mostly the result of decreasing cash and investment balances. We expect that the interest income component of interest income and expense will increase as a result of the investment of proceeds from our third quarter financings.
Historical Cash Flows
Operating Activities. Cash used in operating activities during the nine-month period ended September 30, 2008 was approximately $8,730,000, compared to approximately $5,742,000 for the nine-month period ended September 30, 2007. The increase was primarily due to increased research and development expenses and decreases in accounts payable and accrued expenses.
Investing Activities. Cash used for investing activities represents cash paid for the purchase, and proceeds received from, the maturity of investments and cash paid for property and equipment. During the nine-month period ended September 30, 2008, $1,683,000 was used to purchase investments and $4,000,000 was received from the maturities of investments, respectively. During the nine-month period ended September 30, 2007, $215,000 and $7,922,000 was used to purchase property and equipment and investments, respectively, and $8,000,000 was received from the maturities of investments.
Financing Activities. To date, we have financed our operating and investing activities primarily from the proceeds from the sale of equity securities. During the nine-month period ended September 30, 2008, we received $19,262,000 from the sale of common and preferred stock in two separate offerings, paid $1,982,000 in financing costs and paid $98,000 in principal associated with our capital leases. During the nine-month period ended September 30, 2007, we paid $432,000 in financing costs, received $183,000 from the exercise of stock options and paid $64,000 in principal associated with our capital leases.
Liquidity and Capital Resources
As of September 30, 2008 and December 31, 2007, we had cash and investments balances of $17,402,000 and $8,903,000, respectively, and total liabilities of approximately $3,131,000 and $4,588,000, respectively. The increase in our cash balance was attributable to net proceeds received from our third quarter 2008 financing activities. During the third quarter of 2008, we received proceeds, net of fees and expenses, of $13,569,000 from the sale of our common stock units and $3,917,000 from the sale of our preferred stock units.
The global financial markets have been and continue to be in turmoil, with extreme volatility in the equity and credit markets and with some financial and other institutions experiencing significant financial distress. During the three months ended September 30, 2008, we sold equity securities resulting in net proceeds of $17,486,000, which we believe funds our operations for at least the next twelve months. In addition, neither our access to nor the value of our cash equivalents or short-term investments have been negatively affected by the recent liquidity problems of financial institutions. Although we have attempted to be prudent in our investment strategy and in funding our anticipated near term liquidity needs, it is not possible to predict how the financial market turmoil and the deteriorating economic conditions may affect our financial position. These and any future financial institution failures could cause losses to the extent cash amounts or the values of securities exceed government deposit insurance limits, and could restrict our access to the public equity and debt markets.
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
In the near-term, we expect to continue to incur significant and increasing operating losses as a result of the research and development expenses we expect to incur in developing our product candidates and the general and administrative expenses we expect to incur as a reporting company under the Exchange Act. Additionally, we do not expect to generate any revenues from sources other than research grants for the foreseeable future.
Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors, many of which we cannot control, including:
➢	success of our clinical trials for PMX-30063 and PMX-60056;

➢	continued progress of and increased spending related to our research and development activities, including our plan to hire additional research and development employees;

➢	progress with preclinical experiments and clinical trials;

➢	ongoing general and administrative expenses related to our being a reporting company;

➢	the cost and timing of regulatory approvals;

➢	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

➢	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

➢	the costs of commercializing any of our other product candidates;

➢	technological and market developments;

➢	the cost of manufacturing development; and

➢	effective marketing activities and arrangements.
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
Based upon our working capital position, expected future cash requirements and other factors at the time, the Report of our Independent Registered Public Accounting Firm which was included in our Annual Report on Form 10-K and filed with the SEC on March 27, 2008 included an explanatory paragraph relating to substantial doubt regarding our ability to continue as a going concern. Subsequent to the issuing of that report and during the third quarter of 2008, we completed a $15,000,000 registered offering of 21,428,571 common stock units and a $4,262,000 private placement of 608,834 preferred stock units. See Note 6 to our September 30, 2008 financial statements included herein for a further description of these financing activities. We expect that our current working capital, which includes the proceeds from these financing activities, will fund our operations for at least the next twelve months.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have evaluated the information required under this item that was disclosed in our 2007 Annual Report on Form 10-K in light of the current turmoil in the financial markets and believe there have been no significant changes to this information.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
Risks Related to Our Business
We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future.
We are a development stage company with a limited operating history. As of September 30, 2008, we had an accumulated deficit of approximately $34,555,000. We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital.
Because of the numerous risks and uncertainties associated with developing new drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Currently, we have no products available for commercial sale, and, to date, we have not generated any product revenue. We have financed our operations and internal growth primarily through the sale of equity securities. We have devoted substantially all of our efforts to research and development, including GMP manufacturing and GLP compliant toxicology, safety pharmacology, genotoxicity studies and clinical studies for our clinical product candidates.
If we are unable to meet our needs for additional funding in the future, we may be required to limit, scale-back or cease operations.
We expect that our current working capital, which includes proceeds from our third quarter 2008 financing activities, will fund our operations for at least the next twelve months. However we will need to raise additional capital in order to fully fund our research and development activities beyond that point. If we are not able to raise sufficient capital when needed, we will have to delay, scale-back or eliminate certain research, drug discovery or development activities or certain other aspects of our operations and as a result our business may be materially and adversely affected. Our future capital requirements will depend on many factors, including:
➢	success of our clinical trials for PMX-30063 and PMX-60056;

➢	continued progress of and increased spending related to our research and development activities, including our plan to hire additional research and development employees;

➢	progress with preclinical experiments and clinical trials;

➢	ongoing general and administrative expenses related to our being a reporting company;

➢	the cost and timing of regulatory approvals;

➢	the terms and timing of any future collaborative, licensing and other arrangements that we may establish;

➢	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

➢	the costs of commercializing any of our other product candidates;

➢	technological and market developments;

➢	the cost of manufacturing development; and

➢	effective marketing activities and arrangements.
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
None of our product candidates has received regulatory approval for commercial sale and our product candidates may never be commercialized. In addition, all of our product candidates are in the early stages of development, and we face the risks of failure inherent in developing drugs based on new technologies. During the third quarter of 2008, we commenced clinical trials for the first time with our lead product candidates, PMX-30063 and PMX-60056. The progress and results of any future clinical trials or future pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, it will have a material adverse effect on our business, operating results, financial condition and cash flows. Our product candidates are not expected to be commercially available for several years, if at all.
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
All of our product candidates are licensed from or based upon licenses from third parties. We are party to (i) a Patent License Agreement with the University of Pennsylvania, or Penn, pursuant to which Penn granted us an exclusive, worldwide royalty-bearing license to use, make and sell products utilizing seven of Penn’s issued or pending patents for the life of such patents, and (ii) a Software License Agreement with Penn pursuant to which Penn granted us a non-exclusive, royalty-free license to use three software programs and an exclusive, royalty-free license to three patent applications relating to such software programs. If either or both of these license agreements are properly terminated by Penn, pursuant to its termination rights, our ability to advance our current product candidates or develop new product candidates may be adversely affected. Specifically, we may not be able to execute our strategy to develop and commercialize our PMX-30063, PMX-60056, our topical ophthalmic antibiotic product candidate, oral antibiotic product candidates, our angiogenesis inhibitor for cancer and/or our antimicrobial polymers for biomaterials applications.
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
Our product candidate development program requires a significant amount of cash to support the development of product candidates. The defensin mimetic antibiotic drug development program is estimated to cost approximately $50 million over an approximately 36-42 month period with the NDA filing planned, assuming adequate additional financing, for 2011. The heptagonist drug development is estimated to cost approximately $50 million over an approximately 30-36 month period with the NDA filing planned, assuming adequate additional financing, for 2011. These costs are significant given our limited opportunity for revenue growth over the same period. In addition, we may not be able to obtain additional financing to satisfy the costs of the planned product candidate development or that the product candidate will be approved by the FDA for commercialization.
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
Due to our reliance on third-party manufacturers, suppliers and research organizations, we may be unable to implement our manufacturing, supply and clinical operations strategies, which would materially harm our business.
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
In addition, we rely on contract research organizations in conducting clinical trials for our product candidates. We do not have the resources, facilities or experience to conduct clinical studies for our product candidates on our own and do not intend to develop or acquire such resources, facilities or experience in the foreseeable future. The quality, cost and timing of work performed by our contracted contract research organizations has a significant impact on our clinical programs and our business.
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
With the commencement of clinical trials for our two lead product candidates, PMX-30063 and PMX-60056, we will expand our operations, including hiring of additional personnel. However, we may not be able to effectively grow and expand our business. Successful implementation of our business plan will require management of growth, which will result in an increase in the level of responsibility for management personnel. To manage growth effectively, we will be required to continue to implement and improve our operating and financial systems and controls to expand, train and manage our employee base. The management, systems and controls currently in place or to be implemented may not be adequate for such growth, and the steps taken to hire personnel and to improve such systems and controls might not be sufficient. If we are unable to manage our growth effectively, it will have a material adverse effect on our business, results of operations and financial condition.
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
Our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 13% of our common stock and 14% of our 2008 Preferred Stock for an aggregate of approximately 13% of the voting power of our outstanding capital stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share and holders of our 2008 Preferred Stock are entitled to one vote for each share of common stock into which such 2008 Preferred Stock could then be converted (each share of 2008 Preferred Stock is currently convertible into 10 shares of common stock). If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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
In addition, the standards that the United Stated Patent and Trademark Office, or the U.S. PTO, uses to grant patents can change. Consequently, we may be unable to determine the type and extent of patent claims that will be issued to us or to our licensors in the future, if any patent claims are issued at all. In addition, if the U.S. PTO and/or other patent offices where we file our patent applications increase the fees associated with filing and prosecuting patent applications we would incur higher expenses and our intellectual property strategy could be adversely affected.
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
The pharmaceutical field is characterized by a large number of patent filings involving complex legal and factual questions, and, therefore, we cannot predict with certainty whether any patents or in-licensed patents will be enforceable. Additionally, we may not be aware of all of the patents potentially adverse to our interests that may have been issued to others. Should third parties file patent applications, or be issued patents, claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the U.S. PTO to determine priority of invention. We, or our licensors, also could be required to participate in interference proceedings involving our issued patents and pending applications of another entity.
In the event a competitor infringes upon our patent or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from our management. We may not have sufficient resources to enforce our intellectual property rights or to defend any patents against challenges from others. If our intellectual property does not provide adequate protection against our competitors’ products, our competitive position and business could be adversely affected.
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
Risks Related to our Capital Stock
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
If our stockholders do not approve the Certificate Amendment to increase our authorized common stock available for issuance, our 2008 Preferred Stock will not be convertible into, and the Series B Warrants will not be exercisable for, common stock, which could adversely affect the value of the 2008 Preferred Stock.
Currently, we do not have enough shares of common stock authorized to cover the conversion of the shares of 2008 Preferred Stock or the purchase of common stock issuable upon exercise of certain warrants. Pursuant to a Securities Purchase Agreement that we entered into with investors who purchased preferred stock units in September 2008, we are required to take all action necessary to hold a stockholders’ meeting to obtain the stockholders’ approval of the Certificate Amendment. Our stockholders may not vote in favor of the Certificate Amendment, in which case the 2008 Preferred Stock will not be convertible into common stock and the Series B Warrants will be exercisable for additional shares of 2008 Preferred Stock only (which will also not be convertible into common stock). If the 2008 Preferred Stock is not converted into common stock, holders of 2008 Preferred Stock may have to hold their investment indefinitely, which could adversely affect the value of the 2008 Preferred Stock.
There is no public market for the 2008 Preferred Stock and restrictions on transfer may make these securities illiquid.
There is no established public trading market for the 2008 Preferred Stock and we do not expect a market to develop. In addition, we do not intend to apply for listing the 2008 Preferred Stock on any securities exchange and we will not file a registration statement covering the resale of the 2008 Preferred Stock. Without an active market, the liquidity of these securities will be limited. Even if a public market develops for these securities, Rule 144 (the “Rule”) promulgated under the Securities Act requires, among other conditions, a minimum six month holding period for non-affiliates (one year for affiliates prior to the resale (for affiliates, in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act.
The 2008 Preferred Stock contains no preferential terms, such as the special dividend preferences.
The Certificate of Designations of the 2008 Preferred Stock does not provide for any special preferences with respect to the 2008 Preferred Stock. For instance, the 2008 Preferred Stock is not entitled to any dividend preference and holders of the 2008 Preferred Stock will only receive dividends to the extent dividends are payable on our common stock. We do not intend to pay dividends to the holders of any of our outstanding capital stock for the foreseeable future.
When we issue additional shares in the future, it will likely result in the dilution of our existing stockholders.
Our certificate of incorporation authorizes the issuance of up to 90,000,000 shares of common stock with a $0.001 par value and 10,000,000 preferred shares with a par value of $0.001, of which 53,542,297 common shares and 608,834 preferred shares were issued and outstanding as of September 30, 2008. We will need to increase our authorized share count in order to issue additional shares of common stock in the future. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.
Moreover, in the past, we issued warrants and options to acquire shares of common stock. To the extent these warrants and/or options are ultimately exercised, you will sustain future dilution. As of September 30, 2008, we had warrants and options to purchase approximately 36,747,000 shares of our common stock and options to purchase 628,405 shares of 2008 Preferred Stock. Assuming we obtain the requisite stockholder approval and we file the Certificate Amendment, upon automatic conversion of the 2008 Preferred Stock to common stock, certain of these warrants will be exercisable for 6,284,048 shares of common stock. Warrants to purchase 4,119,000 shares of our common stock have weighted average anti-dilution protection if we sell certain securities at a price per share less than $1.23 per share.
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
Trading of our common stock may be restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.
The SEC has adopted regulations that generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may adversely affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.
Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock.
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

PolyMedix, Inc.

November 6, 2008	By:	/s/ Nicholas Landekic

Date		Nicholas Landekic
President & Chief Executive Officer (Principal Executive Officer)

November 6, 2008	By:	/s/ Edward F. Smith

Date		Edward F. Smith
Vice President, Finance &
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.