Form 10-K
period 2008-12-31
POLYMEDIX INC
filed 2009-03-23
CIK 1341843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s Common Stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2008 was approximately $22,859,000 (based on the closing sales price of the registrant’s Common Stock on that date ($0.80)).
The number of shares of the issuer’s Common Stock outstanding as of March 19, 2009 was 59,845,065.
DOCUMENTS INCORPORATED BY REFERENCE
None.

-i-

Note Regarding Forward-Looking Statements.
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include statements regarding our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy our industry trends and other statements regarding matters that are not historical facts. These statements often include words such as “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “goal,” “suggest,” “potential” or similar expressions. These statements are based on assumptions that we have made in light of our industry experience as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to:
•	our need for, and the availability of, substantial capital in the future to fund our operations and planned clinical trials;
•	the conditions in the capital markets and the biopharmaceutical industry that make raising capital or entering into strategic arrangements difficult and expensive;
•	the timing of our product development and evaluation;
•	the timing and magnitude of expenditures we may incur in connection with our ongoing research and development activities;
•	the results of our preclinical and clinical trials, including regulatory approvals;
•	the maintenance of our existing licenses with the University of Pennsylvania and the University of Massachusetts;
•	the success, timing and financial consequences of our formation of new business relationships and alliances; and
•	the timing and volume of sales of products for which we obtain marketing approval.
You should keep in mind that any forward-looking statement made by us in this report speaks only as of the date of this report. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report.

-ii-

PART I
Item 1. Business.
In this annual report on Form 10-K, “PolyMedix,” “we,” “us” and “our” refer to PolyMedix, Inc. and its wholly owned subsidiary PolyMedix Pharmaceuticals, Inc. and “Common Stock” refers to PolyMedix’s Common Stock, par value $0.001 per share.
This Business section outlines both how we perceive the current status of our business initiatives as well as our plans to further develop our business and product portfolio. We do not currently have the funding resources necessary to carry out all of our short and long-term operating activities. We believe that our current cash and investment balances will fund our planned Phase 1 studies for PMX-30063 and PMX-60056 and can fund our operations for at least the next twelve months. Our current cash and investment balances are not sufficient to fund the Phase 2 development of either of these product candidates. We plan to seek additional funding during 2009 in one or more financings. However, if we are unable to secure adequate additional funding by the end of the second quarter of 2009, we will delay, scale-back or eliminate certain of our future research, drug discovery or development activities or certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. In the absence of adequate additional financing, we believe that we have the ability to scale our operations, however in doing so our current cash and investment balances can only fund our operations into the second half of 2010.
SUMMARY:
We are a biotechnology company focused on treating life threatening, serious, infectious diseases and acute cardiovascular disorders with synthetic small molecule compounds that mimic the activity of large natural protein molecules, compounds referred to as biomimetics. Using our proprietary computational drug design technology, we have created novel defensin mimetic antibiotic compounds, heparin antagonist compounds (or “heptagonists”) and other drug compounds intended for human therapeutic use. The following chart illustrates the current stage of development of our internally developed pipeline along with planned development timings for our two lead programs that are in clinical development:

*	Program on hold pending additional financing

**	Investigational New Drug Application (or “IND”) or equivalent Canadian Clinical Trial Application

***	Unfractionated heparin (“UFH”) and low molecular weight heparin (“LMWH”)

CLINICAL PROGRAMS:
Defensin Mimetic Antibiotic Product Candidates
Market Opportunity
Worldwide, more than seven million patients are hospitalized each year for bacterial infections, with approximately 49 million total patients being treated for infections annually. In 2002, the estimated number of healthcare associated infections (HAI’s) in U.S. hospitals, adjusted to include federal facilities, was approximately 1.7 million with 99,000 deaths according to a 2007 Public Health Report issued by the Centers for Disease Control. According to a 2001 article published in Emerging Infectious Diseases, healthcare-acquired infections cost approximately $4.5 billion annually in the U.S. The same article estimates that drug-resistant bacteria cause more than 70% of healthcare-acquired infections. A February 2008 report from the Association for Professionals in Infection Control and Epidemiology estimates that 70% of infections may now be resistant to antibiotics. As drug-resistance continues to spread, the need for potent novel antibiotic drugs increases.
According to DataMonitor, a provider of healthcare market analysis data, the world’s antibiotic market was approximately $25.5 billion in 2005 after growing at a compound annual growth rate of 5.1% between 2001 and 2005 and the hospital antibiotic market across the world’s seven major markets was $7.9 billion in 2006 (MIDAS sales data, IMS Health, March, 2007). DataMonitor further estimates that the U.S. market for all antibiotic drugs was approximately $10.8 billion in 2004. The portion of the antibiotic market that we initially intend to target is the North American acute-care hospital market. This market includes intravenous or subcutaneously infused products that are administered, or at least prescribed, in the hospital. According to IMS Health, another leading provider of healthcare market analysis data, the size of this market during the twelve months ended August 2004 was approximately $3 billion.
Host Defense Proteins
Our small molecule defensin mimetic antibiotic product candidates mimic the activity of host defense proteins. Host defense proteins are part of the innate immune system. In the human body, host defense proteins primarily exist in the respiratory tract, the urogenital tract, the gastrointestinal track and the epidermal tissues under the skin, all locations where microbial pathogens first enter the human body, and represent a first line of defense against bacterial attack. Host defense proteins act rapidly against bacteria, unlike other parts of the immune system that take longer to work.
Host defense proteins use a simple, but effective method for killing bacteria by targeting bacterial membranes and disrupting them. At low doses, these antimicrobial proteins associate in membranes causing membrane thinning and formation of transient pores leading to membrane permeabilization and leakage of cellular ions and metabolites, which results in the killing of the bacterial cell. At higher doses, they cause generalized disruption of the bilayer structure of the membrane, leading to the complete breakdown of the bacterial membrane and leakage of cellular contents, which results in the killing of the bacterial cell.
Antibiotics on the market today generally target specific molecular targets in bacteria and many must enter the bacteria cell to work. Bacterial cells can become resistant to antibiotics through:
•	genetic mutations that modify the molecular targets themselves, rendering them invulnerable to the antibiotic in question; or
•	metabolic responses that cause the cell to pump out foreign agents, preventing the antibiotics from accessing the molecular targets.
By contrast, host defense proteins physically disrupt the cell from the outside. The mechanism of action of the host defense proteins makes it difficult for bacteria to develop resistance because of several reasons:
•	they do not have to enter the bacterial cell to work;
•	they act quickly, killing bacteria within minutes of exposure, thereby limiting the bacterial response time; and
•
in order to develop effective defenses, the bacteria would have to alter the structure of its cell membrane, which is a highly complex multi-step response that would likely reduce the ability of the newly mutated bacteria to grow and survive in a natural environment due to changes in membrane transport of essential nutrients and wastes.

It has been documented in many studies published by the American Society of Microbiology and others that susceptible bacteria do not readily develop resistance to host defense proteins under experimental conditions where resistance readily develops against conventional antibiotics. Furthermore, bacteria remain sensitive to the host defense proteins despite hundreds of millions of years of evolution in which bacteria have been exposed to host defense proteins’ antimicrobial mechanism of action.
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
We believe that the host defense proteins provide an attractive mechanistic approach for the development of a new type of antibiotic therapeutic drug due to their strong antimicrobial activity, unique mechanism of action for which bacterial resistance appears less likely to develop, and selective targeting of bacteria but not mammalian cells. Attempts were made in the past by other companies to develop natural host defense proteins as novel antibiotics. Those products lacked robust activity in models of systemic infection, and were studied for niche topical applications, likely as a result of their limited systemic availability. None of them has been successfully commercialized to date because of difficulties relating to some of the inherent complexities associated with protein drugs: a lack of systemic bioavailability and stability. For systemic applications, all protein drugs have a number of limitations, including often not being bioavailable with either injectable or oral administration, often expensive to produce, often unstable even with intravenous administration, and at risk of eliciting immunological reactions which can neutralize their activity.
Our Approach
We have developed PMX-30063, our lead defensin mimetic antibiotic product candidate, and other novel small molecule defensin mimetic antibiotics that mimic the activity of host defense proteins. We are seeking to commercialize these defensin mimetic compounds as antibiotics in a variety of forms to combat drug-resistant bacterial infections. PMX-30063 and our other defensin mimetic antibiotic product candidates are completely synthetic, which make them easier and less expensive to produce than proteins. Importantly, our small molecule compounds demonstrate activity in animal models of systemic infection, activity that was lacking in others’ past attempts to develop natural host defense proteins. These defensin mimetic antibiotic product candidates may be developed in a variety of formulations, including injectable, tablet and topical, for a wide range of antibiotic applications. The results of our preclinical experiments for PMX-30063 and our other defensin mimetic antibiotic product candidates suggest several advantages compared to other marketed antibiotics. Such advantages include:
•
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

•
Lower likelihood for the development of drug-resistance. It is very difficult for bacteria to develop drug resistance to natural antimicrobial host defense proteins because these proteins act on bacterial membranes rather than on a single, mutable molecular target, such as an enzyme. Because our defensin mimetic antibiotic product candidates are designed to have the same mechanism of action as host defense proteins, we anticipate they will have a similar lower likelihood of developing bacterial resistance compared to conventional antibiotics. This reduced likelihood of bacterial resistance has been demonstrated in laboratory serial passage experimental studies.

•
Potentially faster acting than other antibiotics. In time-kill studies, our defensin mimetic antibiotic product candidates act quickly when bacteria are exposed to them. We observed bactericidal activity in a matter of minutes after exposure to our defensin mimetic antibiotic product candidates. In contrast, many currently marketed drugs can take hours or even several days to show effect.

PMX-30063 Clinical Development
We have scaled up synthesis of drug substance and manufactured clinical supplies for our lead antibiotic compound, PMX-30063, under current Good Manufacturing Practice (“cGMP”) conditions. The current Good Laboratory Practice (“cGLP”) compliant toxicology, safety pharmacology and genotoxicity studies have been completed, which indicate that an effective therapeutic index for PMX-30063 may be achieved. Our first product candidate will be an i.v. formulation intended to treat complicated skin and soft tissue infections, including gynecological infections, caused by strains of Staph bacteria. We anticipate that the bacterial targets of PMX-30063 will include drug resistant strains, particularly broadly targeting the various strains of Staph bacteria. In the future, we also hope to expand indications to also potentially include other bacterial strains.
Clinical Experiments to Date
In December 2008, we completed and announced positive results from our single dose escalation clinical study of healthy volunteers receiving PMX-30063 at various dose levels (Phase 1A). This ascending single-dose intravenous pharmacokinetic and safety study met the necessary Phase 1 goals of defining both a limiting single dose and the plasma distribution/elimination kinetics. In this study, the dose was not limited by any measurable clinical or laboratory parameters. A subjective syndrome of parasthesias was identified, appearing only at the higher dosages and consisting of abnormal neuronal sensations often likened to dental anesthesia. These effects were graded as mild to moderate by investigators or subjects, but their reproducibility and dose-proportionality allowed dose-escalation to be successfully concluded after achieving levels well in excess of the expected therapeutic range. The effects were temporary and resolved on their own. The same study provided detailed information on the time course of the drug during and after dosing. These pharmacokinetics appear favorable for therapeutic use of the drug. The half-time for elimination from the plasma was approximately 15 hours, allowing for flexibility in dosing to obtain optimal peak and trough drug levels.
Planned Clinical Studies
We expect to commence, during the second quarter of 2009, a multi-dose study of healthy volunteers who will receive PMX-30063 at various dose levels (Phase 1B). The primary endpoint for the two Phase 1 studies is a safety assessment. We have and plan to continue to conduct the Phase 1 studies to United States standards, submit an IND with the FDA before commencing Phase 2 studies in the United States, and ultimately seek regulatory approval in the United States.
After Phase 1, our plan is to investigate and pursue one of the accelerated development and/or review processes, which may be granted by the FDA to speed up the review process for products that address an unmet medical need. These paths include: “fast track,” which is based on recognition by the FDA of medical need; “priority review,” which provides for a six-month review time after filing of a New Drug Application (“NDA”) and “accelerated approval,” under which drugs for serious or life threatening disorders for which there is an unmet medical need may be approved based on Phase 2 clinical data or surrogate clinical markers, with a requirement to complete studies and show clinical outcomes. If a compound is granted one of these designations, it may help to abbreviate the size and scope of the trials required for submission and approval of an NDA and may help shorten the review time of any such filing. Drugs to treat HIV, the virus that causes AIDS, are examples of agents that have been approved under “accelerated approval” provisions.
Further, Each of the last three antibiotic drugs that targeted methicillin-sensitive Staphylococcus aureus, or MRSA, drug resistant Staph infections, one of the anticipated clinical targets of PMX-30063, and applied to be granted “fast track” status received such status. We believe that use of PMX-30063 as an antibiotic would address an unmet medical need; however, the FDA may not grant PMX-30063 any of these designations that would allow for accelerated development and/or review status. See the section entitled “Risk Factors” for a further discussion of the risks associated with our intention to apply for such accelerated development and/or review status.
If PMX-30063 is not granted accelerated approval status, we estimate that it will cost $65 to $85 million in research, drug development and clinical development costs over 36-48 months to file an NDA for this product candidate. In the event that we are granted “fast track,” “priority review” or “accelerated development” status by the FDA, it is possible that both the time and cost to file an NDA could be significantly less than these estimates. The exact extent of these potential time and cost savings can only be determined based on future discussions with the FDA. In any case, we do not currently have the funding resources necessary to carry out all of our short and long-term operating activities. While we believe that our current cash and investment balances will fund our planned Phase 1 studies for PMX-30063, our current cash and investment balances are not sufficient to fund the Phase 2 development of PMX-30063. We plan to seek additional funding during 2009 in one or more financings. If we are unable to secure adequate additional funding, we may delay, scale-back or eliminate certain of our future research, drug discovery or development activities or certain other aspects of our operations and our business related to this program until such time as we are successful in securing adequate additional funding.
In April 2004, we received a Small Business Innovation Research, or SBIR, grant of $238,000 from the National Institute of Health (NIH) to conduct animal testing of our product candidates. Research under this grant was completed and, in March 2006, we received a Phase 2 SBIR grant of $2.9 million over three years in support of our development of an i.v. antibiotic product candidate.

Preclinical Experiments
Our preclinical research indicates that PMX-30063, our lead defensin mimetic antibiotic product candidate, has a number of favorable attributes, including relatively low molecular weight, potent and broad spectrum antibacterial activity, low cytotoxicity, good tolerance in acute toxicity and repeat dose animal experiments and strong efficacy in animal models of bacterial infection. Our defensin mimetic antibiotic product candidates have demonstrated efficacy in preclinical experiments against strains of bacteria that are currently resistant to one or more classes of currently available antibiotics. Due to the novel mechanism of action of our product candidates and the results of our preclinical research, we believe it is less likely that resistance will develop against our defensin mimetic antibiotic product candidates compared with conventional antibiotic drugs. The results of certain of our preclinical experiments for PMX-30063 are discussed below.
Bacterial Resistance
We employed a serial passage method to measure the potential development of bacterial drug resistance to PMX-30063. In serial passage experiments, bacteria are repeatedly exposed to sub-lethal concentrations of a drug, which accelerates the over-growth of mutant forms of bacteria that are resistant to the action of an antibiotic drug. In our experiments, we compared PMX-30063 with norfloxacin, a widely used broad-spectrum antibiotic drug. Resistance by Staph bacteria, including MRSA, was readily observed for norfloxacin, whereas no resistance was observed for PMX-30063. In similar studies performed by a contract research organization, no resistance developed to PMX-30063, or to our other defensin mimetic antibiotic compounds, when bacterial strains that were resistant to other antibiotics were used in the test. These results are consistent with those that have been previously demonstrated with host defense proteins.
Pharmacokinetics
Pharmacokinetics is the study of how a compound behaves in the body. Efficacy studies determine how effective a compound is for its intended use, in this case, PMX-30063 as an antibiotic agent. Pharmacokinetic and efficacy studies are performed to establish the most effective dosage levels. Pharmacokinetic analysis has been completed for PMX-30063 in a mouse model. In these experiments, blood samples were collected at nine time points over 24 hours and quantified. One of the important measurements in these blood sample studies is half-life, which measures the time it takes for half of an administered dose of compound to be cleared from the body. These measurements guide how often a compound needs to be administered. PMX-30063 generally exhibited half-lives in the range of 0.81 hours to 2.66 hours in animals, which is comparable to the half-life in rodents of several antibiotics widely used in the hospital setting.
Proteins and other components in blood can have significant effects on the activities of drug candidates, such as loss of antimicrobial activity. Our preclinical research suggests that PMX-30063 is stable and the antimicrobial activity is maintained in the presence of blood serum. These serum-effect profiles compare very favorably with many marketed antibiotic drugs.
In Vitro Activity
PMX-30063 has demonstrated potent and selective in vitro antibacterial activity. In our preclinical experiments, PMX-30063 demonstrated potent activity against both Gram-positive and Gram-negative bacteria, two general classes of bacteria, as well as fungi. Potent activity is found against bacteria isolated from human infections including three important hospital pathogens, MRSA, vancomycin-resistant S. aureus, and vancomycin resistant enterococcus. Additionally, PMX-30063 was active against Staphylococcal isolates that were no longer susceptible to daptomycin or linezolid. Overall, our defensin mimetic antibiotic compounds as a class have demonstrated in the pre-clinical studies antimicrobial activity against a broad spectrum of over 100 strains of bacteria, including clinical isolates of Gram-positive and Gram-negative bacteria.
In Vitro Metabolism
Metabolism studies seek to determine what happens to a compound after it has been administered to a body, if it is changed in the body, and how it may be eliminated from the body. PMX-30063 has been tested for stability in the presence of mouse and human liver hepatocytes to investigate the extent to which liver metabolism could be a factor upon compound administration. PMX-30063 demonstrated high stability in the presence of liver hepatocytes. PMX-30063 was also stable in blood plasma from rats, dogs and humans. These data suggest that PMX-30063 should be metabolically stable.
Animal Efficacy and Toxicology Studies
The following animal efficacy and toxicology data provides important proof-of-concept information that we believe supports development of PMX-30063 as a novel antibacterial agent for systemic infections. We have conducted additional efficacy studies in both mice and rats using intravenous infusions to examine the activity of PMX-30063 in validated models of bacterial infection to find a dosing regimen that would maximize the tolerability of PMX-30063. Additional pharmacokinetic, toxicology and safety pharmacology studies were also conducted to evaluate PMX-30063.

Thigh burden model. The thigh burden model is a widely used and accepted animal model for evaluating antibacterial activity of antibiotic drugs, such as PMX-30063, in animals. Mice were inoculated in the thigh muscle with S. aureus and then treated with PMX-30063 by intravenous bolus administration. PMX-30063 significantly reduced the bacterial burden in thighs compared to the inoculated control treatment of saline even when first administered one hour after inoculation with bacteria.
Sepsis model. We also tested the antibacterial efficacy of PMX-30063 in a mouse sepsis model. In our studies, we infected mice with S. aureus at 100 times the lethal dose through injections into the body cavity. These animals were then treated with either vancomycin or PMX-30063. All animals were observed for mortality over seven days following treatment. This is a stringent test of a compound as it involves a severe infection and the drug must both work quickly, and be able to reach many body compartments from the bloodstream at sufficiently high concentrations to kill the infectious bacteria for the animals to survive. When left untreated, the infected mice all died within one to two days. Mice treated with PMX-30063 demonstrated comparable to superior survival rates to mice treated with vancomycin. These studies demonstrate that when delivered intravenously, PMX-30063 can be distributed throughout the body and reach the compartments needed to effectively treat bacterial infection.
Toxicology Testing. Toxicology studies are done to determine the difference between the dose at which a compound is effective and the dose at which it demonstrates toxicity. These studies and measurements are done to determine the ratio between the toxic and effective doses. This ratio is referred to as the therapeutic index or selectivity ratio. The cGLP compliant toxicology, safety pharmacology and genotoxicity studies have been completed, which indicate that an effective therapeutic index for PMX-30063 may be achieved.
Heptagonist Product Candidate
UFH and LMWH are blood clot prevention drugs, which are commonly used in numerous post-surgical applications as anti-coagulants. Overdoses of UFH or LMWH are dangerous due to potentially life-threatening bleeding. While widely used, UFH and LMWH have the risk of adverse bleeding side effects, which requires frequent monitoring.
Market Opportunity
Unfractionated Heparin (UFH)
Protamine is the only available reversing agent for UFH. Protamine is used both as an antidote in the event of overdose, and more commonly in standard treatment as a reversing agent following coronary artery bypass grafts (CABG, or “bypass” procedures), in which standard practice involves administering UFH while the patient is on the heart-lung bypass machine to prevent blood clots from forming in the machine and which could then cause problems when the blood is re-infused to the patient. However, protamine has many significant potential adverse effects, including:
•	unpredictable efficacy, resulting in variable inter-patient activity;
•	anticoagulant activity of protamine can actually increase and worsen the anticoagulant activity of UFH, and which requires complex dose-titration and careful administration of often several doses;
•	allergic anaphylactic reactions in some patients due to the fact that protamine is a biological product derived from fish sperm;
•	inferior fibrokinetics, or clot formation, can result in leaky clots and in more serious cases rebound bleeding may occur; and
•
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
LMWHs are not currently used in acute surgical settings, such as cardiothoracic procedures, because of the lack of a reversing agent. The long half-life of LMWH products of up to 24 hours, while an advantage for longer-term administration, can be a major disadvantage if a patient has a major bleeding episode or must be re-operated on shortly after surgery. If clotting time is prolonged due to systemic LMWH, re-operation may not be possible. There currently are no antidotes for LMWH on the market. The availability of an antidote to LMWH could allow these drugs to be used in cardiothoracic surgical procedures, as well as used in patients who are currently contraindicated for LMWH or who may need to undergo re-operation. Thus, an LMWH antagonist could substantially increase the market and sales of LMWH drugs, thereby also increasing the need and market for a LMWH antagonist such as our heptagonist product candidate.
Product Opportunity
We believe that an antagonist to UFH and LMWH is an attractive product opportunity for the following reasons:
•	Unmet medical need. We believe that a safer antagonist to UFH and an effective and safe antagonist for LMWH would address a large unmet medical need;
•	Ease of clinical trials. The reversal of the blood clotting effects of UFH and LMWH provides an effective and easily measured end point for human trials;
•
Attractive companion product for an LMWH. An LMWH-antagonist offers the possibility to increase market share of a proprietary brand of LMWH and also provide significant differentiating advantages versus other LMWH products without a companion antagonist;

•	Predictive preclinical models. The method and laboratory measurement of clotting time in animals is identical to the methodology needed in human clinical trials and should be predictive of efficacy;
•	Pricing. If our product candidates are approved by the FDA and marketed, we believe that such products would have reasonable cost of goods and attractive gross margins; and
•	Focused acute care markets. Use of UFH and LMWH is concentrated in hospitals, which could be addressed by a small sales force.
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

Our objectives in this program are to develop a product that:
•	is as effective as protamine in reversing the anticoagulant effect of UFH;
•	is safer than protamine;
•	is easy to use;
•	has superior fibrokinetic activity (less deleterious impact on clot formation than protamine);
•	is less sensitizing than protamine; and
•	is effective in reversing the anticoagulant effect of LMWH.

We believe that a heptagonist with these attributes could replace protamine for its current uses, expand the heparin reversal market by introducing a reversing agent for LMWH, provide a new treatment for patients receiving LMWH and who experience bleeding complications and require reversal, and further expand the LMWH market by allowing physicians to more widely use LMWH.
PMX-60056 Clinical Development
We have scaled up synthesis of drug substance and manufactured clinical supplies for PMX-60056, under cGMP conditions. cGLP compliant toxicology, safety pharmacology and genotoxicity studies have been completed, which indicate that an effective therapeutic index for PMX-60056 may be achieved. During the second quarter of 2009, we plan to commence a study of heparinized subjects who receive PMX-60056 at various increasing dose levels (Phase 1B). While the primary endpoint is a safety assessment, we will be able to gather efficacy data in this Phase 1B study.
Clinical Experiments to Date
In March 2009, we successfully completed our first-in-man clinical study with the novel heparin antagonist drug PMX-60056. This ascending single-dose intravenous pharmacokinetic and safety study met the necessary Phase 1 goals of defining both a limiting single dose for ten-minute infusions and also the plasma distribution/elimination kinetics for the drug in the absence of heparin. This first study has demonstrated that PMX-60056 can be given safely in the absence of heparin if ten-minute infusions include less than 0.4 mg/kg. The data suggest that the limiting side effect of hypotension is related to peak plasma drug level, which means that slower infusions could allow delivery of more drug. To investigate this possibility, PolyMedix plans to study slower infusions, of twenty and potentially thirty minutes, in an extension of this study. These longer infusions are expected to allow higher doses to be given, and will add support for potential clinical studies for the reversal of LMWH, which may require greater total amounts of drug to be administered. Analysis of the plasma-level assays indicates that a single-compartment model is consistent with the observed data, and the plasma elimination half-time is 1.5 to 2.5 minutes in the dosage range administered.
Planned Clinical Studies
We estimate that it will cost $65 to $85 million in research, drug development and clinical development costs over 36-48 months to file an NDA for this product candidate. We do not currently have the funding resources necessary to carry out all of our short and long-term operating activities. While we believe that our current cash and investment balances will fund our planned Phase 1 studies for PMX-60056, our current cash and investment balances are not sufficient to fund the Phase 2 development of PMX-60056. We plan to secure additional funding during 2009 in one or more financings. If we are unable to secure adequate additional funding by the end of the second quarter of 2009, we will delay, scale-back or eliminate certain of our research, drug discovery or development activities or certain other aspects of our operations and our business related to this program until such time as we are successful in securing adequate additional funding.
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
In pre-clinical studies, PMX-60056 has been shown to have distinct potential advantages over protamine in two safety and efficacy-related assays. Protamine significantly impaired the aggregation of platelets (necessary for normal clot formation) whereas PMX-60056 had little effect on platelet aggregation. Furthermore, when PMX-60056 reversed the effects of UFH or LMWH it also restored the normal rate and extent of clot formation. However, when protamine was used to reverse UFH or the LMWHs, normal rates and extent of clot formation were not achieved. In the selection of a safe and effective compound to control and prevent bleeding in the presence of an anti-coagulant, we believe that platelet aggregation and restoration of normal clot formation will be critically important factors for choosing the preferred agent.

PMX-60056 rapidly restored normal clotting time in UFH-treated rats and dogs. For example, when rats were administered UFH at an i.v. dose of 75 U/kg, clotting time was greater than 120 seconds. Treatment with PMX-60056 after UFH administration restored clotting time to normal (approximately 12-15 seconds) within 1 minute after PMX-60056 treatment at an i.v. dose of 2 mg/kg. In other experiments with UFH-treated rats, normal clotting time was rapidly restored at i.v. dosages of 0.5 and 1.0 mg/kg of PMX-60056. In dogs treated with 300 U/kg UFH, clotting time was greater than 120 seconds. Treatment with an i.v. dose of 4 mg/kg PMX-60056 restored normal clotting time by the first time point examined, which was 5 minutes after compound administration.
Our belief that the safety of PMX-60056 is supported by in vitro hemolysis assays where the sensitivity, or lysis, of human erythrocytes (red blood cells) was examined in the presence of increasing concentrations of PMX-60056. In these assays, PMX-60056 was not hemolytic at concentrations that far exceed the expected therapeutic levels. Single dose toxicity studies in mice demonstrated that PMX-60056 was well tolerated, indicating that an effective therapeutic index, which measures the difference between effective doses and toxic doses, may be achieved. Other safety studies measuring hemodynamic effects (heart rate and blood pressures) in the rat and cardiovascular responses (EKG, heart rate and blood pressures) in dogs also indicated that an effective therapeutic index for PMX-60056 may be achieved.
Toxicology Testing. Toxicology studies are done to determine the difference between the dose at which a compound is effective and the dose at which it demonstrates toxicity. These studies and measurements are done to determine the ratio between the toxic and effective doses. This ratio is referred to as the therapeutic index or selectivity ratio. The cGLP compliant toxicology, safety pharmacology and genotoxicity studies indicated that an effective therapeutic index for PMX-30063 may be achieved.
PRECLINICAL PROGRAMS:
In addition to our clinical programs for PMX-30063 and PMX-60056, we have conducted preclinical studies for other product candidates that are described below. These preclinical programs are either currently on hold or are not actively being pursued until such time as we secure adequate additional funding. Further, we may consider expanding or initiating other development activities pending additional funding.
Defensin Mimetic Antibiotics
In order to achieve the best balance of financial rate of return with risk and timing to market, we also intend to resume pre-clinical development of PMX-30063 and other defensin mimetic antibiotic compounds for both topical and oral antibiotic applications. These programs are currently on hold pending additional financing. The initial topical application we are pursuing is an ophthalmic topical antibiotic for the treatment of eye infections, and the initial oral application is a non-absorbed oral antibiotic for the treatment of gastrointestinal infections such as Clostridium difficile. With additional financing, we plan to advance pre-clinical development and file additional INDs for the ophthalmic topical and non-absorbed oral antibiotic indications in the future.
We are also evaluating our defensin mimetic antibiotic compounds for a number of other topical and local applications, including topical antibiotic use for skin structure infections, oral healthcare applications for treatment of periodontal disease, a type of gum disease, topical treatment for ear infections, topical treatment of fungal infections, topical treatment of acne, and a variety of non-therapeutic applications in personal care and materials applications.
We are also exploring the potential use of our defensin-mimetic antibiotics for the treatment of other infectious diseases. In particular, recent pre-clinical studies by PolyMedix and our academic collaborators have shown activity of certain of our compounds for potential use against tuberculosis and malaria. We intend to seek grants and other funding sources to continue the development of compounds for these applications.
Medical Device, Industrial and Consumer Applications
We have conducted preliminary experiments which demonstrate that polymer derivatives of our compounds, such as PMX-70004 and PMX-50003, which we refer to as our antimicrobial polymers, may be used as effective antimicrobial agents as additives to materials. In one experiment, we coated glass slides with a polyurethane plastic film. One of our antimicrobial polymers (0.1% concentration) was then infiltrated into the polyurethane material using solvent and dried. The slides were placed in a bacteria-rich nutrient broth for 72 hours to ascertain growth of bacterial colonies on the submerged surfaces. After 72 hours, uncoated glass slides and slides coated with polyurethane alone were covered with many bacterial colonies. In contrast, slides coated with polyurethane film containing our antimicrobial polymer showed no bacterial growth.
Similar experiments have been performed in which solid polyurethane plastic disks were created with one of our antimicrobial polymers directly mixed into the polyurethane plastic matrix. These disks were then immersed in bacteria-rich broth for 24 hours. After 24 hours, plain polyurethane plastic disks were covered with bacteria, whereas disks incorporating our polymer were devoid of bacterial growth. When the disks treated with our antimicrobial polymer were stored at room temperature for up to 45 days either dry or submerged in a large excess of water, there was little to no loss of antibacterial activity. Experiments employing longer storage times are now being conducted to determine the stability of the polymer-formulated plastics under a variety of environmental conditions. When our polymers are incorporated into the plastic of intravenous catheter tubing or the plastics used in sutures and exposed to a high inoculum of bacteria, significant anti-bacterial activity is observed with the polymer-derivatized catheter and suture plastics but not with the untreated plastics.

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
Biodefense
In recent years, improving our nation’s defense against bioterrorism has become an increasingly important task. The Department of Homeland Security Appropriation Act signed by President Bush in October 2003 includes $5.6 billion through 2013 for medical countermeasures against bioterrorism threats. One of the major components of spending is focused on the development of antibiotic compounds to treat biowarfare agents, including the highly infectious bacteria that cause anthrax, tularemia and plague.
Antibiotic activity against anthrax and other biowarfare pathogens, with a mechanism by which resistance is unlikely to develop, has commercial, medical and national security value. Preliminary data from our preclinical experiments indicates that our product candidates have potent activity against biowarfare agents that cause anthrax, tularemia and plague.
As a result of this preliminary data, we are pursuing funding from government sources, such as the Department of Defense, the Defense Advanced Research Projects Agency and other military and security agencies to further test and advance our product candidates for indications important to national security. In November 2004, we received a Phase 1 SBIR grant of $168,000 to support preliminary research in the biodefense area.
Anti-Tuberculosis
Tuberculosis is a highly contagious disease that affects one-third of the world’s population today. Approximately, 1.7 billion people are infected worldwide, including 15 million cases in the United States. There are 8 million newly reported cases each year and 3.1 million people die from the disease annually. Tuberculosis is the leading cause of death of women, AIDs patients and the young in the world and there are more deaths from tuberculosis than any other single infectious disease. Mycobacterium tuberculosis is the primary infectious agent for tuberculosis and drug resistance has become a paramount issue, accounting for over 50 million infections. The drug-resistant forms of the disease are significantly more difficult to treat, leading to higher mortality rates and escalating costs of care. PolyMedix compounds, including PMX-10070, have demonstrated encouraging in vitro specificity for tuberculosis versus mammalian cells.
Anti-Malaria Agents
Recent pre-clinical studies with PolyMedix’s defensin mimetic antibiotics show encouraging activity for the potential treatment of the malaria parasite, Plasmodium falciparum, the infectious agent for the most prevalent and deadly forms of malaria. P. falciparum accounts for 80% of all human malarial infections and 90% of deaths from such infections. More than 120 million clinical cases of malaria and between 1 to 1.5 million deaths occur worldwide every year. Current therapies for malaria are plagued by rapid resistance, which has become endemic in certain regions of the world. Two of our compounds, PMX-70008 and PMX-30024, have demonstrated encouraging in vitro specificity for the parasite versus mammalian cells.

Antifungal Agents
Our compounds, such as PMX-10098, have demonstrated promising activity against fungus strains that often cause human infectious diseases. In preclinical experiments, certain of our compounds have demonstrated effectiveness at inhibiting fungal growth and, for certain strains of fungus, effectiveness was achieved at lower concentrations than that of fluconazole, a commonly used antifungal agent. We intend to continue to investigate the potential of our compounds as novel treatments for human fungal infections.
As a result of this preliminary data, we are pursuing funding from government sources, such as the National Institutes of Health to further test and advance our product candidates. In May 2008, we received a Phase 1 SBIR grant of $126,000 to support preliminary research for antifungal defensin mimetic applications.
Angiogenesis Inhibitor
Our angiogenesis inhibitor compounds, such as PMX-20005, have demonstrated promising activity in in vitro and animal models of inhibition of angiogenesis, the abnormal growth of blood vessels. An angiogenesis inhibitor may be effective in treating age related macular degeneration (or AMD); a common form of blindness caused by excessive and abnormal growth of blood vessels in the back of the eye. If additional financing is secured, we hope to continue to investigate the potential of our compounds as novel treatments of AMD and other angiogenesis related diseases.
Our Strategy
Our goal is to discover and develop novel agents for the treatment of serious infectious diseases and cardiovascular disorders using biomimetics. To achieve this objective, we are implementing the following strategies:
Advance the Development of our Lead Product Candidates. We believe our current financial resources provide us with sufficient funding to support the continued development of two programs through Phase 1B clinical trials: PMX-30063 as our i.v. antibiotic product candidate and PMX-60056 as our heptagonist product candidate. To advance other potential indications for our defensin-mimetics, such as tuberculosis and malaria, or other programs into clinical development, we will require additional financial resources.
Retain Rights to Market Hospital-Based Products to Hospitals in North America. We have exclusive commercial rights to all of our current programs and in addition have either exclusive ownership rights or options to obtain exclusive license rights to any new products that result from our academic relationships. Our objective is to generate maximum value from sales of our product candidates if regulatory approval is achieved. To achieve this goal, we intend to build our own specialty sales force to market hospital-based therapeutics, such as PMX-30063 and PMX-60056, to hospitals in North America. Additionally, we plan to collaborate with third parties to commercialize our products in the primary care markets and in international markets.
Pursue Near-Term Revenue Opportunities through Out-Licensing and Partnership Agreements. We intend to out-license selected product candidates from internal programs that are not part of our strategic focus. For example, polymer derivatives of our antibiotic product candidates may be used as additives to medical device, industrial and consumer materials to create self-sterilizing surfaces and bactericidal products. We are pursuing strategic alliances with leading pharmaceutical and biotechnology companies to design biomimetic compounds for targets selected by our partners. Such collaborations could generate multiple sources of revenue, such as up-front fees, research funding, milestone payments and royalties.
Utilize our Technology to Pursue Additional Drug Development Programs for Other Therapeutic Areas. Using our computational drug design tools, we have already identified potential product candidates for other therapeutic areas, including angiogenesis inhibitors. If sufficient resources become available, we plan to pursue development in these areas through partnerships or on our own in order to expand our product pipeline.
Strengthen Collaborations with Existing Partners and Enter into Agreements with Potential New Partners. We have entered into collaborations and agreements with leading academic institutions. We are actively pursuing additional agreements that would provide for license fees, research funding and milestone payments and royalties to PolyMedix from research results and subsequent product development and commercialization. Through our collaborations with academic institutions, we gain cost effective access to new technologies and expertise important to the further development of our technology and products. Our network of academic advisors and collaborators consists of respected experts in computational chemistry and drug design technology.
Research and Development
We incurred research and development expenses of $7,401,000, $9,328,000 and $3,306,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Proprietary Rights
University of Pennsylvania
In January 2003, we entered into a Patent License Agreement with the University of Pennsylvania, or Penn. Under the terms of the agreement, we were granted an exclusive, worldwide royalty-bearing license to use, make and sell products utilizing seven of Penn’s issued patents or pending patent applications for the life of such patents. These patents and applications cover our clinical and preclinical stage product candidates, as well as future product candidates utilizing the licensed patents and applications. The licensed patents and applications include:
•
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

•	one U.S. patent application and two corresponding foreign patent applications covering polycationic compounds and their use for treating cancer. The patent, if issued, will expire in 2026.
Penn may terminate the licenses if:
•
we are more than 60 days late in paying to Penn royalties, expenses, or any other undisputed amounts due under the agreement and we do not pay such amounts within 30 days’ written notice of such delinquency;

•	we become insolvent, enter into bankruptcy or a similar proceeding or call a meeting of our creditors in order to arrange adjustment of our debts; or
•	we otherwise materially breach the agreement.
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
We also entered into a Software License Agreement with Penn in May 2003. Under the terms of the agreement, Penn granted us a non-exclusive, royalty-free license to use three software programs and an exclusive, royalty-free license to three patent applications relating to such software programs. The software programs and patents covered by the agreement include a suite of proprietary computational algorithms that we use in the development, refinement and testing of our product candidates. The licenses expire contemporaneously with our Patent License Agreement with Penn. The patents relating to the software licenses, if issued, will expire at varying times in 2023 and 2024. Penn may terminate the agreement if:
•	we are more than 60 days late in paying to Penn any undisputed amounts due under the agreement and we do not pay such amounts within 30 days’ written notice of such delinquency;
•	we become insolvent, enter into bankruptcy or a similar proceeding or call a meeting of our creditors in order to arrange adjustment of our debts; or
•	we otherwise materially breach the agreement.
If this license agreement is properly terminated by Penn, our ability to advance our current product candidates or develop new product candidates may be adversely affected.
We also sponsor certain research by Dr. William DeGrado, a Professor of Biochemistry and Biophysics at Penn. Any discoveries made under this arrangement are intended to be covered by our Patent License Agreement with Penn or a new license agreement with Penn containing substantially the same terms. Dr. DeGrado’s current research for us focuses on further development of our antimicrobial and hepatagonists applications. For these services, we pay Dr. DeGrado a consulting fee of $7,000 per month. In addition, we have granted stock options in the past to Dr. DeGrado. Dr. DeGrado also serves as Chairman of our Scientific Advisory Board. Either we or Dr. DeGrado may terminate his consulting arrangement at any time. If Dr. DeGrado terminates his consulting arrangement, our ability to advance our antimicrobial and hepatagonists programs may be adversely affected.

University of Massachusetts
In January 2004, we entered into a Sponsored Research Agreement with the University of Massachusetts, or UMass. Under the terms of this agreement, as amended, we have agreed to sponsor certain research of Dr. Gregory Tew, an Assistant Professor in the Polymer Science and Engineering Department at UMass, through March 2009, and have the exclusive option to license any intellectual property generated by such research. We may exercise this option by issuing 7,500 shares of our Common Stock to UMass for each $100,000 of research conducted by Dr. Tew. During 2007, we issued 12,500 shares to UMass in connection with this agreement. Dr. Tew’s research focuses on methods to add our antibiotic agents to biomaterials, testing the physical properties of our antibiotic agents and safety evaluation of our antimicrobial agents. The agreement will terminate if Dr. Tew leaves UMass or ceases work in the antimicrobial field of research. In addition, UMass may terminate the agreement including any licenses granted thereunder if we materially breach the agreement, including by nonpayment of amounts due under the agreement. If the Sponsored Research Agreement or any license thereunder is properly terminated by UMass, our ability to advance our antimicrobial program or develop new product candidates may be adversely affected.
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
Our Technology
We initiate the design of our product candidates using our proprietary computational drug design technology that is licensed from Penn. There are several computational methods used to assist the drug design process, which includes the capabilities to:
•
the ability to model molecular interactions in the presence of solvent, such as an aqueous environment, rather than in a vacuum, which more closely resembles the real-life characteristics of how molecules interact with each other;

•	the ability to simulate molecular interactions for hundreds of microseconds which are time frames much longer than possible with previous molecular dynamics technologies; and
•	the ability to design compounds which target the bacterial cell membrane, instead of a biochemical cell target.
Our innovative and proprietary de novo drug design approach starts with protein targets with well-understood physical structures and biological activity, and designs small molecule compounds that mimic or regulate the activity of these targets. This biomimetic approach of regulating biological activities by mimicking nature itself with synthetic small molecule compounds allows us to rationally design novel product candidates that we believe greatly improve the efficiency of new drug discovery.
Intellectual Property
We rely on a combination of patents and trade secrets, as well as confidentiality and non-use agreements to protect our intellectual property. Our patent strategy is designed to facilitate commercialization of our current and future product candidates; and create barriers to entry. Our intellectual property portfolio currently consists of three provisional applications, two patent applications (U.S. and foreign) owned by us, two issued U.S. patents we exclusively license from Penn and eight U.S. patent applications we exclusively license from Penn and/or UMass (as well as foreign counterparts thereof). Our patent applications and the ten issued patents and pending patent applications we exclusively license from Penn and/or UMass include:
•
seven U.S. patent applications that have been filed (as well as foreign counterparts thereof) covering the composition of matter on 11 classes of antimicrobial compounds, including small molecules, oligomers and polymers. Two U.S. patents have been granted on two of these applications;

•	one patent application covering the use of claimed oligomers for treating ophthalmic and otic infections;
•	one patent application covering the use of claimed oligomers for treating mycobacterium
•	one patent application covering the use of claimed oligomers for treating malarial infections

•	one patent application covering synthetic mimetics of host defense proteins and their use
•	one patent application covering the combination of claimed compounds and polymers with sesquiterpenoid enhancing agents;
•	one patent application covering novel angiogenesis inhibitors with a wide range of therapeutic uses;
•	one patent application covering the use of claimed oligomers for treating cancer; and
•
three patent applications covering our proprietary, computational algorithms and models, such as the coarse grain model and a new force field. These patent applications do not disclose the specific computer code, which either will be copyrighted or kept as a proprietary trade secret.

We expect to continue to expand our intellectual property portfolio with additional filings of both composition of matter and method of use patent applications. A number of new patent applications are currently in process.
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
In addition, we have received trademark protection for “PolyMedix.”
COMPETITION:
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
Heptagonist Product Candidate Competition
There are currently no products available in the marketplace as an antidote for and antagonist to LWMH, while protamine is the only available antidote for and antagonist to UFH and, as such, protamine currently dominates this market. Because of protamine’s potentially problematic side effect profile, we believe that our heptagonist products may penetrate into the UFH antagonist market.
Government Regulation
Government authorities in the U.S., at the federal, state, and local level, and foreign countries extensively regulate, among other things, the following areas relating to our products candidates:
•	research and development;
•	testing, manufacture, labeling and distribution;
•	advertising, promotion, sampling and marketing; and
•	import and export.

All of our product candidates will require regulatory approvals by government agencies prior to commercialization, but none of our product candidates has received these approvals. In particular, human therapeutic products are subject to rigorous preclinical and clinical trials to demonstrate safety and efficacy and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal, state, local, and foreign statutes and regulations also govern testing, manufacturing, labeling, distribution, storage and record keeping related to such products and their promotion and marketing. The process of obtaining these approvals and the compliance with federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. In addition, the current regulatory and political environment at the FDA could lead to increased testing and data requirements that could impact regulatory timelines and costs.
U.S. Government Regulation
In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and implementing regulations. If we fail to comply with the applicable requirements at any time during the product development process, approval process, or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include:
•	refusal to approve pending applications;
•	withdrawals of approvals;
•	clinical holds;
•	warning letters;
•	product recalls and product seizures; and
•	total or partial suspension of our operations, injunctions, fines, civil penalties or criminal prosecution.
Any agency enforcement action could have a material adverse effect on us.
Currently there is a substantial amount of congressional and administration review of the FDA and the regulatory approval process for drug candidates in the U.S. As a result, there may be significant changes made to the regulatory approval process in the U.S.
The steps required before a drug may be marketed in the U.S. include:
•	preclinical laboratory tests, animal studies and formulation studies;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	execution of adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each indication for which approval is sought;
•	submission to the FDA of an NDA, or biologics license application, or BLA;
•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP; and
•	FDA review and approval of the NDA or BLA, or any supplements thereto, including, if applicable, a determination of its controlled substance schedule.
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

Clinical trials involve the administration of the investigational product candidate or approved products to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study and the parameters to be used in assessing the safety and the effectiveness of the drug. Typically, clinical evaluation involves a time-consuming and costly three-phase sequential process, but the phases may overlap. Each trial must be reviewed, approved and conducted under the auspices of an independent institutional review board, and each trial must include each patient’s informed consent. The following sets forth a brief description of the typical phases of clinical trials:

Phase 1
Refers typically to closely monitored clinical trials and includes the initial introduction of an investigational new drug into human patients or healthy volunteer subjects. Phase 1 clinical trials are designed to determine the safety, metabolism and pharmacologic actions of a drug in humans, the potential side effects of the product candidates associated with increasing drug doses and, if possible, to gain early evidence of the product candidate’s effectiveness. Phase 1 trials also include the study of structure-activity relationships and mechanism of action in humans, as well as studies in which investigational drugs are used as research tools to explore biological phenomena or disease processes. During Phase 1 clinical trials, sufficient information about a drug’s pharmacokinetics and pharmacological effects should be obtained to permit the design of well-controlled, scientifically valid Phase 2 studies. The total number of subjects and patients included in Phase 1 clinical trials varies, but is generally in the range of 20 to 80 people.

Phase 2
Refers to controlled clinical trials conducted to evaluate appropriate dosage and the effectiveness of a drug for a particular indication or indications in patients with a disease or condition under study and to determine the common short-term side effects and risks associated with the drug. These clinical trials are typically well controlled, closely monitored and conducted in a relatively small number of patients, usually involving no more than several hundred subjects. Phase 2 studies can be sequenced as Phase 2a or Phase 2b.

Phase 3
Refers to expanded controlled and uncontrolled clinical trials. These clinical trials are performed after preliminary evidence suggesting effectiveness of a drug has been obtained. Phase 3 clinical trials are intended to gather additional information about the effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. Phase 3 trials usually include from several hundred to several thousand subjects.

Phase 4
Refers to trials conducted after approval of a new drug and which explore approved uses and approved doses of the product. These trials must also be approved and conducted under the auspices of an institutional review board. Phase 4 studies may be required as a condition of approval.

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

If the FDA approves the NDA/BLA, the drug can be marketed to physicians to prescribe in the U.S. After approval, the drug developer must comply with a number of post-approval requirements, including delivering periodic reports to the FDA, submitting descriptions of any adverse reactions reported, biological product deviation reporting, and complying with drug sampling and distribution requirements. The holder of an approved NDA/BLA is required to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. Drug manufacturers and their subcontractors are required to register their facilities and are subject to periodic unannounced inspections by the FDA to assess compliance with cGMP, which imposes procedural, and documentation requirements relating to manufacturing, quality assurance and quality control. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. The FDA may require post-market testing and surveillance to monitor the product’s safety or efficacy, including additional studies to evaluate long-term effects.
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
Foreign Regulation
Whether or not we obtain FDA approval for a product, we must obtain approval of a clinical trial or product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country. Although governed by the applicable country’s regulations, clinical trials conducted outside of the U.S. typically are administered with the three-phase sequential process that is discussed above under “U.S. Government Regulation.” However, the foreign equivalent of an IND is generally not a prerequisite to performing pilot studies or Phase 1 clinical trials.
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
At the time of the merger, the former BTHC II Acquisition Corp. had no operations and no assets or liabilities. Because the stockholders of the former PolyMedix, Inc. exchanged their equity ownership interests in the former PolyMedix, Inc. for an aggregate 94% equity ownership interest in the former BTHC II Acquisition Corp., the former PolyMedix, Inc. was, for accounting purposes, the surviving entity of the merger. Accordingly, all financial information included in this report for the periods prior to the merger is for the former PolyMedix, Inc.
On February 24, 2006, the former BTHC II Acquisition Corp. changed its corporate name to PolyMedix, Inc., and the former PolyMedix, Inc. changed its corporate name to PolyMedix Pharmaceuticals, Inc.

Employees
We currently have 16 employees, including one M.D. and six employees with Ph.D. degrees. Nine of our employees are focused on research and development and seven are focused on general administration. We also utilize a number of consultants to assist with research and development and commercialization activities.
Item 1A. Risk Factors.
Risks Related to Our Business
We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future.
We are a development stage company with a limited operating history. As of December 31, 2008, we had an accumulated deficit of approximately $36,859,000. We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital.
Because of the numerous risks and uncertainties associated with developing new drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Currently, we have no products available for commercial sale, and, to date, we have not generated any product revenue. We have financed our operations and internal growth primarily through the sale of equity securities. We have devoted substantially all of our efforts to research and development, including cGMP manufacturing and cGLP compliant toxicology, safety pharmacology, genotoxicity studies and clinical studies for our clinical product candidates.
If we are unable to meet our needs for additional funding in the future, we may be required to limit, scale-back or cease operations.
We do not currently have the funding resources necessary to carry out all of our short and long-term operating activities. We believe that our current cash and investment balances will fund our planned Phase 1 studies for PMX-30063 and PMX-60056 and can fund our operations for at least the next 12 months. Our current cash and investment balances are not sufficient to fund the Phase 2 development of either of these product candidates. We plan to seek additional funding during 2009 in one or more financings. However, if we are unable to secure adequate additional funding by the end of the second quarter of 2009, we will delay, scale-back or eliminate certain of our future research, drug discovery or development activities or certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. Our future capital requirements will depend on many factors, including:
•	success of our clinical trials for PMX-30063 and PMX-60056;

•	continued progress of and increased spending related to our research and development activities, including our plan to hire additional research and development employees;

•	the conditions in the capital markets and the biopharmaceutical industry that make raising capital or entering into strategic arrangements difficult and expensive;

•	progress with preclinical experiments and clinical trials;

•	ongoing general and administrative expenses related to our being a reporting company;

•	the cost, timing, and results of regulatory reviews and approvals;

•	the maintenance of our existing licenses with the Penn and UMass;

•	the success, timing, and financial consequences of any future collaborative, licensing and other arrangements that we may establish;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs of commercializing any of our other product candidates;

•	technological and market developments;

•	the cost of manufacturing development; and

•	timing and volume of sales of products for which we obtain marketing approval.

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
Funding, especially on terms acceptable to us, may not be available to meet our future capital needs because of the deterioration of the credit and capital markets.
Global market and economic conditions have been, and continue to be, disruptive and volatile. The debt and equity capital markets have been impacted by significant write-offs in the financial services sector and the re-pricing of credit risk in the broadly syndicated market, among other things. These events have negatively affected general economic conditions and it is uncertain when the credit and capital markets will stabilize or improve.
In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly. Also, as a result of concern about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards and reduced and, in some cases, ceased to provide funding to borrowers. Low valuations and decreased appetite for equity investments, among other factors, may make the equity markets difficult to access on terms or unavailable altogether.
If funding is not available when needed, or is available only on unfavorable terms, meeting our capital needs or otherwise taking advantage of business opportunities may become challenging, which could have a material adverse effect on our business plans.
Development of our proposed product candidates is a lengthy, expensive and uncertain process and invest substantial amounts of time and money that may not yield viable products which may cause our business and results of operations to suffer.
We face the risks of failure inherent in developing drugs based on new technologies. None of our product candidates have received regulatory approval for commercial sale and our product candidates may never be commercialized. In addition, all of our product candidates are in the early stages of development and several programs are on hold pending additional financing. During the third quarter of 2008, we commenced clinical trials for the first time with our lead product candidates, PMX-30063 and PMX-60056. The progress and results of these and any future clinical trials or future pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected. Our product candidates are not expected to be commercially available for several years, if at all.
Our development programs require a significant amount of cash to support the development of product candidates. We estimate that it will cost $65 to $85 million in research, drug development and clinical development costs over 36-48 months to file an NDA for each of PMX-30063 and PMX-60056, assuming adequate and timely financing. We may not be able to obtain additional financing on terms acceptable to us or at all to allow us to fully fund our product candidates through the regulatory approval process.
In addition, a number of potential drugs have shown promising results in early testing but failed in subsequent clinical trials and/or failed to obtain necessary regulatory approvals. Data obtained from tests are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Regulatory authorities may refuse or delay approval as a result of many other factors, including changes in regulatory policy during the period of product development.

Completion of clinical trials may take many years. The length of time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. The FDA monitors the progress of each phase of testing, and may require the modification, suspension, or termination of a trial if it is determined to present excessive risks to patients. The clinical trial process may also be accompanied by substantial delay and expense and the data generated in these studies ultimately may not be sufficient for marketing approval by the FDA. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:
•	our inability to manufacture sufficient quantities of materials for use in clinical trials;

•	variability in the number and types of patients available for each study;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	unforeseen safety issues or side effects;

•	poor or unanticipated effectiveness of products during the clinical trials; and/or

•	government or regulatory delays.
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
We are a development stage company, which makes it difficult to evaluate our existing business and business prospects and increases the risk that the value of any investment in our Company may decline.
We are a development stage company and to date, our only revenues have been from research grants. We will not be able to generate revenue from product sales or royalties unless and until we receive regulatory approval and begin commercialization of our product candidates or otherwise out-license our compounds. We are not certain of when, if ever, that will occur. Although we intend to introduce new products, we may not do so. Because the market for our products is relatively new, uncertain and evolving, and because we are a development stage company, it is difficult to assess or predict the growth rate, if any, and the size of this market. We may not develop additional products, a market for our products may not develop, and/or our products may not achieve market acceptance.
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
We are highly dependent on our executive officers and other key management and technical personnel, including Nicholas Landekic, Richard Scott, Ph.D., Eric McAllister, M.D., Ph.D., Edward Smith, Greg Ford and Bozena Korczak, Ph.D., as well as key members of our advisory team, including William DeGrado, Ph.D., Michael Klein, Ph.D. and Gregory Tew, Ph.D. The loss of any of them could have a material adverse effect on our future operations. We presently do not maintain “key person” life insurance policies on any of our personnel.
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
All of our product candidates are licensed from or based upon licenses from either Penn or UMass. If either or any of these license agreements are properly terminated, our ability to advance our current product candidates or develop new product candidates will be materially adversely affected.
In addition to these licensing arrangements, we rely on the expertise of Dr. William DeGrado, a Professor of Biochemistry and Biophysics at Penn, and Dr. Gregory Tew, an Assistant Professor in the Polymer Science and Engineering Department at UMass. If our agreements with either or both of Drs. DeGrado and Tew, were terminated, our ability to advance our current product candidates or develop new product candidates may be adversely affected.
We depend, and will continue to depend, on these arrangements, and potentially on other licensing arrangements and/or strategic relationships with third parties for the research, development, manufacturing and commercialization of our product candidates. If any of our licenses or relationships are terminated or breached, we may:
•	lose our rights to develop and market our product candidates;

•	lose patent and/or trade secret protection for our product candidates;

•	experience significant delays in the development or commercialization of our product candidates;

•	not be able to obtain any other licenses on acceptable terms, if at all; and/or

•	incur liability for damages.
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
Even in the event that one of our product candidates is designated for “fast track,” “priority review” or “accelerated approval” status, such a designation does not necessarily mean a faster development process or regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Any accelerated designation status may be withdrawn by the FDA if the FDA believes that this designation is no longer supported by emerging data from our clinical development program or for patient safety reasons. Receiving “fast track,” “priority review” or “accelerated approval” status from the FDA does not guarantee that we will qualify for or be able to take advantage of any accelerated development or approval procedures. Even if the accelerated development or approval procedures are available to us, depending on the results of clinical trials, we may elect to follow the more traditional approval processes for strategic and marketing reasons, since drugs approved under “accelerated approval” procedures may be more likely to be subjected to post-approval Phase 4 clinical studies to provide confirmatory evidence that they are safe and effective. If we fail to conduct any such required post-approval studies or if the studies fail to verify that any of our product candidates are safe and effective, our FDA approval could be revoked. It can be difficult, time-consuming and expensive to enroll patients in Phase 4 clinical trials because physicians and patients are less likely to participate in a clinical trial to receive a drug that is already commercially available.

Even if regulatory authorities approve our product candidates, they may not be commercially successful.
Our product candidates may not be commercially successful because physicians, government agencies and other third-party payors may not accept them. Third parties may develop superior products or have proprietary rights that preclude us from marketing our products. We also expect that most of our product candidates will be very expensive, if approved. If we do obtain regulatory approval for any of our product candidates, we will need to achieve patient acceptance and demand in order to be commercially successful. Patient acceptance of and demand for any product candidates will depend upon many factors, including but not limited to, the extent, if any, of reimbursement of drug and treatment costs by government agencies and other third-party payors, pricing, the safety and effectiveness of alternative products, and the prevalence and severity of side effects associated with our products. If we do not achieve product acceptance and sufficient demand, we will not be able to sell our products and our operating results and financial condition will be materially adversely affected.
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
We may be susceptible to product liability lawsuits, event arising out of the use of product candidates in clinical studies. If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products. Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. We may not be able to avoid product liability claims. Product liability insurance for the pharmaceutical and biotechnology industries is generally expensive, if available at all. If we are unable to protect against potential product liability claims, we may be unable to commercialize our product candidates. A successful product liability claim brought against us in excess of our insurance coverage may cause us to incur substantial liabilities and, as a result, our business may fail.
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
With the commencement of Phase 2 clinical trials for our two lead product candidates, PMX-30063 and PMX-60056, we will expand our operations, including hiring of additional personnel. However, we may not be able to effectively grow and expand our business. Successful implementation of our business plan will require management of growth, which will result in an increase in the level of responsibility for management personnel. To manage growth effectively, we will be required to continue to implement and improve our operating and financial systems and controls to expand, train and manage our employee base. The management, systems and controls currently in place or to be implemented may not be adequate for such growth, and the steps taken to hire personnel and to improve such systems and controls might not be sufficient. If we are unable to manage our growth effectively, it will have a material adverse effect on our business, results of operations and financial condition.
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
In the future, we expect to rely upon the software programs licensed from Penn, as well as software licensed from other third parties, including software that might be integrated with our internally developed software and used to perform key functions. If we license such third-party software, it is likely that certain of these licenses may not contain favorable terms for us, including duration for limited terms, can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Such licenses may not be available to us on commercially reasonable terms, if at all. The loss of or inability to maintain or obtain licenses on such third party software could result in the discontinuation of, or delays or reductions in, product shipments unless and until equivalent technology is identified, licensed and integrated with our software. Any such discontinuation, delay or reduction would harm our business, results of operations and financial condition. In addition, financial or other difficulties that may be experienced by such third-party vendors may have a material adverse effect upon the technologies that may be incorporated into our products. If such technologies become unavailable, we may not be able to find suitable alternatives, which could harm our business, operating results, and financial condition.
Our executive officers and directors have the ability to significantly influence matters submitted to our stockholders for approval.
Our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 13.4% of our Common Stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our Common Stock are entitled to one vote per share. If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

If competitors develop and market products that offer advantages as compared to our product candidates, our commercial opportunities will be limited.
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

Risks Related to our Capital Stock
Our Common Stock is thinly traded and the price of our Common Stock may be negatively impacted by factors that are unrelated to our operations.
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
Our certificate of incorporation authorizes the issuance of up to 250,000,000 shares of Common Stock with a $0.001 par value and 10,000,000 preferred shares with a par value of $0.001, of which 59,845,065 common shares were issued and outstanding as of December 31, 2008. We may need to increase our authorized share count in order to issue additional shares of Common Stock in the future. From time to time we also will increase the number of shares available for issuance in connection with our equity compensation plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.
Moreover, in the past, we issued warrants and options to acquire shares of Common Stock. As of December 31, 2008, we had warrants and options to purchase an aggregate of 45,925,911 shares of our Common Stock. Warrants to purchase 4,119,194 shares of our Common Stock have weighted average anti-dilution protection if we sell certain securities at a price per share less than $1.23 per share.
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
The U.S. Securities and Exchange Commission (“SEC”) has adopted regulations that generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may adversely affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our Common Stock.
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
Sales of a substantial number of shares of our Common Stock in the public market could cause a reduction in the market price of our Common Stock. To the extent stockholders sell shares of Common Stock, the price of our Common Stock may decrease due to the additional shares of Common Stock in the market.
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
We review these provisions from time to time. Any delay or prevention of a change of control transaction or changes in our board of directors or management could deter potential acquirors or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares.

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
Item 3. Legal Proceedings.
To our knowledge, we are not a party to any material pending or threatened legal proceedings. To our knowledge, no governmental authority is contemplating commencing a legal proceeding in which we would be named as a party.
Item 4. Submission of Matters to a Vote of Security Holders.
A Special Meeting of stockholders was held on December 10, 2008. At that meeting, our stockholders approved an amendment to our Certificate of Incorporation to increase the number of shares of our Common Stock authorized for issuance by the Company from 90,000,000 to 250,000,000 shares. The results of the votes cast at that meeting are as follows:

Number of Shares Voted	Number of Shares Voted
For	Against	Abstentions	Broker Non-Votes
34,851,755	916,084	211,236	0

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

	Year Ended December 31, 2008
	High	Low
First Quarter	$1.90	$0.56
Second Quarter	$1.05	$0.70
Third Quarter	$1.05	$0.52
Fourth Quarter	$1.45	$0.68

	Year Ended December 31, 2007
	High	Low
First Quarter	$4.00	$1.60
Second Quarter	$2.35	$1.55
Third Quarter	$2.10	$0.75
Fourth Quarter	$2.10	$0.75
Holders of Record
As of March 20, 2009, there were approximately 650 holders of record of shares of our Common Stock.
Dividends
Since our reincorporation in Delaware in March 24, 2005, we have not paid or declared any cash dividends on our Common Stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends on our Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities
We have not made any sales of unregistered securities over the past three years that have not been previously disclosed in our filings with the Securities and Exchange Commission.
Equity Compensation Plan Information

(c)
	(a)		Number of securities
	Number of securities	(b)	remaining available
	to	Weighted-average	for
	be issued upon	exercise price of	future issuance
	exercise	outstanding	under equity
	of outstanding	options,	compensation plan
	options,	warrants and	(excluding securities
	warrants and rights	rights	reflected column (a))
Equity compensation plans approved by security holders (1)	8,890,000	$1.41	564,500
Equity compensation plans not approved by security holders (2)	1,320,000	$1.60	—
Total:	10,210,000	$1.44	564,500

(1)	Represents 918,000 and 7,972,000 shares of our Common Stock issuable under our 2002 Equity Compensation Plan and our 2005 Omnibus Equity Compensation Plan, respectively, as of December 31, 2008.

(2)
An aggregate of 1,320,000 shares of our Common Stock represent portions of prior grants that exceeded the aggregate individual grant limit under our 2002 Equity Compensation Plan or 2005 Omnibus Equity Compensation Plan, as applicable, and are considered to have occurred outside such plans.

Item 6. Selected Financial Data
Not required for smaller reporting companies.

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
Overview
We are a development stage biotechnology company focused on treating life threatening, serious infectious diseases and acute cardiovascular disorders with synthetic small molecule compounds that mimic the activity of large natural protein molecules, compounds referred to as biomimetics. Using our proprietary computational drug design technology, we have created novel defensin mimetic antibiotic compounds, heparin antagonist compounds and other drug compounds intended for human therapeutic use. Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing and human clinical trials of our product candidates, exploring marketing channels and recruiting personnel.
We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through December 31, 2008 aggregated $36,859,000, and we expect to continue to incur substantial losses in future periods. None of our product candidates have received regulatory approval for commercial sale and our product candidates may never be commercialized. In addition, all of our product candidates are in the early stages of development and several programs are on hold pending additional financing. The progress and results of our current and any future clinical trials or future pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected. Our development programs require a significant amount of cash to support the development of product candidates.
We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors. We anticipate that in order to achieve our operational objectives, including our plans during 2009 for starting and completing Phase 1b studies as well as beginning preparation for Phase 2 studies for each of our PMX-30063 and PMX-60056 product candidates, our expenses and cash requirements will increase from historical levels and we anticipate the need to raise additional capital during 2009 in order to fully fund the research and development of our product candidates. We believe that our current cash and investment balances will fund our planned Phase 1 studies for PMX-30063 and PMX-60056 and can fund our operations for at least the next twelve months.
Our current cash and investment balances are not sufficient to fund the Phase 2 development of either of our two lead product candidates. We do not plan to initiate our Phase 2 development activities until additional financing is secured. We expect to seek additional funds through equity or debt financing, among other sources. In addition, we may actively seek funds through government grants and contracts. However, as a result of current conditions in the equity and debt markets, we may not be able to obtain additional funding on favorable terms, if at all. In addition, we if we choose to apply for government grants and contracts, there is no guarantee of acceptance of our applications. If additional capital resources are not obtained by the end of the second quarter of 2009, we will scale-back, postpone or eliminate certain of our future research, drug discovery or development programs until such additional capital resources have been obtained, and as a result, our business may be materially and adversely affected. In the absence of adequate additional funding, we believe that we have the ability to scale our operations, however in doing so our current cash and investment balances can only fund our operations into the second half of 2010.
Global market and economic conditions have been, and continue to be, disruptive and volatile. In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly. If funding is not available when needed, or is available only on unfavorable terms, meeting our capital needs or otherwise taking advantage of business opportunities may become challenging, which could have a material adverse effect on our business plans.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations for the years ended December 31, 2008, 2007 and 2006, and financial condition for the years ended December 31, 2008 and 2007.
Critical Accounting Policies and Practices
The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to adopt critical accounting policies and to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. These critical accounting policies and estimates have been reviewed by our Audit Committee. The principal items in our Consolidated Financial Statements reflecting critical accounting policies or requiring significant estimates and judgments are as follows:
Stock-based compensation
From our inception, August 8, 2002, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and have, since inception, recognized equity compensation expense over the requisite service period. Beginning January 1, 2006, we adopted SFAS No. 123(R), Share-based Payment using the modified-prospective transition method. There was no significant impact from switching from SFAS No. 123 to SFAS No. 123(R). Since inception, we have used the Black-Scholes formula to estimate the fair value of stock options and have elected to continue to estimate the fair value of stock options using the Black-Scholes formula. The volatility and expected term assumptions have the most significant effect on the results obtained from the Black-Scholes option-pricing model. We have to date assumed that stock options have an expected life of five years, representing about half of their contractual life, and assumed Common Stock volatility of between 41% and 75%. Higher estimates of volatility and expected life of the option increase the value of an option and the resulting expense. Given the absence of an active market for our Common Stock in prior periods, the fair value of our Common Stock has periodically been estimated using several criteria, including progress and milestones achieved in our research activities along with the price per share of our preferred and Common Stock offerings.
Results of Operations
Year ended December 31, 2008 compared to year ended December 31, 2007
Since inception, our only revenues have been from grants and other research arrangements. Grant and research revenues were $1,066,000 and $1,126,000 for the years ended December 31, 2008 and 2007, respectively. The decrease in grant and research revenue was attributable to the timing of expenses and related funds received in connection with our advanced technology grant from the National Institute of Health, or NIH, in support of our development of our i.v. antibiotic product candidate and our heptagonist product candidate. We currently have $7,000 remaining available under these grants.
We incurred research and development expenses of $7,401,000 and $9,328,000 for the years ended December 31, 2008 and 2007, respectively. The decrease was the result of the delay and scale-back of certain research and delay of certain clinical development costs during 2008. With the closing of our third quarter financing activities, costs to bring both PMX-30063 and PMX-60056 through Phase 1 development were prioritized and deployed. Research and development costs include $440,000 and $323,000 related to stock-based compensation expense for the years ended December 31, 2008 and 2007, respectively. Pending timely and adequate additional funding, we expect our research and development costs to increase in the second half of 2009 as a result of increased staff hiring in connection with the start of preparation for Phase 2 studies for our PMX-30063 and PMX-60056 product candidates.
General and administrative expenses were $4,875,000 and $4,473,000 for the years ended December 31, 2008 and 2007, respectively. The overall increase was mostly attributable to increased legal costs and personnel costs. General and administrative costs include $964,000 and $936,000 related to stock-based compensation expense for the years ended December 31, 2008 and 2007, respectively.
Interest income and other expenses were $224,000 and $511,000 for the years ended December 31, 2008 and 2007, respectively. The decrease was due to decreased interest rates on our cash, cash equivalent and investment balances.
Cash Flows
Operating Activities. Cash used in operating activities during the year ended December 31, 2008 increased to $10,926,000 as compared to $8,266,000 used for the year ended December 31, 2007. The increase was primarily due to increased general and administrative expenses and decreased current liabilities.
Investing Activities. Cash used for investing activities represents cash paid for purchases of investments and property and equipment, net of maturities of investments. During the year ended December 31, 2008 and 2007, we purchased $9,553,000 and $9,880,000 of investments, respectively. During the year ended December 31, 2008 and 2007, maturities of our investments were $5,700,000 and $12,098,000, respectively. During the years ended December 31, 2008 and 2007, property and equipment purchases were $0 and $266,000, respectively.

Financing Activities. We have financed our operating and investing activities primarily from the proceeds from the sale of equity securities. During the years ended December 31, 2008 and 2007, we received $16,966,000 and $2,558,000, respectively, in net proceeds of such issuances of equity securities. Additionally, during 2008 and 2007 we received $214,000 and $184,000, respectively from the exercise of stock options.
Year ended December 31, 2007 compared to year ended December 31, 2006
Grant and research revenues were $1,126,000 and $821,000 for the years ended December 31, 2007 and 2006, respectively. The increase in grant and research revenue was attributable to funds received in connection with our advanced technology grant from the National Institute of Health, or NIH, in support of our development of our i.v. antibiotic product candidate, which commenced in April 2006.
We incurred research and development expenses of $9,328,000 and $3,306,000 for the years ended December 31, 2007 and 2006, respectively. The increase was the result of increased headcount and outside laboratory research costs associated with our preclinical development, GMP compliant manufacturing and GLP compliant toxicology, safety pharmacology and genotoxicity studies for PMX-60056 and PMX-30063 planned for 2008. Research and development costs include $323,000 and $205,000 related to stock-based compensation expense for the years ended December 31, 2007 and 2006, respectively.
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
Liquidity and Capital Resources
As of December 31, 2008 and December 31, 2007, we had cash and investment balances of approximately $15,106,000 and $8,903,000, respectively, and total liabilities of approximately $2,934,000 and $4,588,000, respectively. The increase in our cash balance was attributable to net proceeds of $16,966,000 received from our third quarter 2008 financing activities, which we believe is sufficient to fund our operations for at least the next twelve months as described below.
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

These and any future financial institution failures could cause losses to the extent cash amounts or the values of securities exceed government deposit insurance limits, and could restrict our access to the public equity and debt markets. In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly. Also, as a result of concern about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards and reduced and, in some cases, ceased to provide funding to borrowers. Low valuations and decreased appetite for equity investments, among other factors, may make the equity markets difficult to access on acceptable terms or unavailable altogether.
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
In the near-term, we expect to continue to incur significant and increasing operating losses as a result of the research and development expenses we expect to incur in developing our product candidates and the general and administrative expenses we incur as a reporting company under the Securities Exchange Act of 1934, as amended. Additionally, we do not expect to generate any revenues from sources other than research grants for the foreseeable future.
We believe that our current cash and investment balances will fund our planned Phase 1 studies for PMX-30063 and PMX-60056 and can fund our operations for at least the next twelve months. Our current cash and investment balances are not sufficient to fund the Phase 2 development of either of these product candidates. We plan to seek additional funding during 2009 in one or more financings. However, if we are unable to secure adequate additional funding by the end of the second quarter of 2009, we will delay, scale-back or eliminate certain of our future research, drug discovery or development activities or certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. In the absence of adequate additional funding, we believe that we have the ability to scale our operations, however, in doing so our current cash and investment balances can only fund our operations into the second half of 2010. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors, many of which we cannot control, including:
•	success of our clinical trials for PMX-30063 and PMX-60056;

•	continued progress of and increased spending related to our research and development activities, including our plan to hire additional research and development employees;

•	the conditions in the capital markets and the biopharmaceutical industry that make raising capital or entering into strategic arrangements difficult and expensive;

•	progress with preclinical experiments and clinical trials;

•	ongoing general and administrative expenses related to our being a reporting company;

•	the cost, timing, and results of regulatory reviews and approvals;

•	the maintenance of our existing licenses with the Penn and UMass;

•	the success, timing, and financial consequences of any future collaborative, licensing and other arrangements that we may establish;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs of commercializing any of our other product candidates;

•	technological and market developments;

•	the cost of manufacturing development; and

•	timing and volume of sales of products for which we obtain marketing approval.

We expect to seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, and from other sources. For instance, we may actively seek more funding through government grants and contracts. We may not be able to obtain any additional financing on terms acceptable to us, if at all, or we may not raise as much as we expect. If adequate additional funds are not available when required, we will have to delay, scale-back or eliminate certain of our future research, drug discovery or development activities or certain other aspects of our operations and our business will be materially and adversely affected.
We are subject to many risks associated with development-stage businesses, including the above-discussed risks associated with the ability to raise capital. Please see the section entitled “Risk Factors” for more information regarding risks associated with our business.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Commitments and Contingencies
As described above, we believe our current cash and investment balances are adequate to fund operations, including the following commitments and contingencies, at least for the next twelve months. If we are unable to secure adequate additional funding during the first half of 2009, we will delay, scale-back or eliminate certain of our future research, drug discovery or development activities or certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding.
Capital Lease
We have entered into lease agreements for laboratory equipment. The initial obligation under these capital leases was $331,000. The value of the laboratory equipment acquired in connection with these leases was $398,000 and the depreciation associated with these assets is included along with that of other owned property and equipment. These equipment leases have terms of up to three years, at interest rates ranging from 9.5% to 11.5% and contain bargain purchase options. In connection with these capital leases, we will pay $108,000 during 2009, $4,000 of which will be for interest. These capital leases end during 2009.
Operating Lease
In June 2006, we entered into a lease agreement for 24,223 square feet of combined office and laboratory space located in Radnor, Pennsylvania. The initial term of the lease is 12 years. Payments under the lease commenced on December 1, 2006. Our future minimum lease payments under this non-cancelable operating lease are as follows (in thousands):

Operating Leases
2009	$497
2010	$589
2011	$667
2012	$686
2013	$705
Thereafter	$3,610

Total minimum lease payments	$6,754

Prior to the commencement of our current operating lease for our Radnor Facility, we leased approximately 3,500 square feet of combined office and laboratory space on a month-to-month basis in Philadelphia, Pennsylvania. Rent expense was $598,000, $598,000 and $559,000 and $1,877,000 for the years ended December 31, 2008, 2007, and 2006, and for the period from August 8, 2002 (Inception) to December 31, 2008, respectively.
Patent License Agreements
University of Pennsylvania. In January 2003, we entered into a Patent License Agreement with Penn. Under the terms of the agreement, we were granted an exclusive, worldwide royalty-bearing license to make and sell products utilizing seven of Penn’s issued or pending patents for the life of such patents. One issued patent and five patent applications cover the composition of matter on antimicrobial compounds, including small molecules, oligomers and polymers. One patent application covers the composition and use of polycationic compounds for treating cancer. If a change-of-control event occurs, in which we transfer the license to these patents to a third party or we are acquired by another company, we are required to pay a 3% royalty on the gross sales for licensed products that are sold as pharmaceuticals and a 1.5% royalty on products sold as coatings for use in medical devices. We are permitted to sublicense the patents provided that (a) the sublicensee is prohibited from further licensing of the patents and (b) the sublicensee is subject to all of the terms of the original license granted to us. In addition, we are required to share with Penn any consideration we receive from sublicensing our patents to a third party.
University of Massachusetts. In January 2004, we entered into a five-year sponsored research agreement with UMass. Under the terms of this agreement, we have the exclusive option to license any intellectual property that may be generated by Dr. Gregory Tew pursuant to research sponsored under the agreement. We may exercise this option by issuing 7,500 shares of our Common Stock to UMass for each $100,000 of research conducted by Dr. Tew. If we exercise this option, we are also required to reimburse UMass for direct patent costs incurred by it for the patents licensed by us. During 2007, we issued 12,500 shares to UMass in connection with this agreement. We sponsored $36,000 and $107,000, $118,000 of Dr. Tew’s research for 2008, 2007 and 2006, respectively.
Other
Agreements with Employees. We have entered into employment agreements with various executives. These agreements provide for severance arrangements and accelerated vesting of equity compensation awards in the event that the executive is terminated by us other than for cause or disability or if the executive resigns for good reason.
Credit Line. In April 2006, we entered into a line of credit agreement with a financial institution. This line of credit provides for monthly interest-only payments at a variable per annum rate of 3% plus the 30-day LIBOR rate. The amount available under this line of credit ranges from 85% to 92% of cash and investments pledged as collateral, based upon the amount and security type. There is currently no outstanding balance on this line of credit. In June 2006, we entered into a letter of credit agreement with the same financial institution to secure our payment obligations under our facility operating lease. This letter of credit is for $1,400,000, expires on December 1, 2009 and is secured by our credit line.
Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (or “FASB”) issued Statement of Financial Accounting Standards (or “SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years; however, the FASB did provide a one-year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities.
SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The adoption of SFAS 157 did not have any impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 was effective for fiscal years beginning after November 15, 2007. We did not elect the fair value option available under SFAS 159 for any financial assets or liabilities.
In June 2007, the FASB ratified the consensus reached in EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (Issue No. 07-03). Issue No. 07-03 requires that non-refundable advance payments for future research and development activities should be deferred and recognized as an expense as goods are delivered or the related services are performed. Issue No. 07-03 is effective for fiscal years beginning after December 15, 2007. Issue No. 07-03 was adopted effective January 1, 2008 and did not have a material impact on our consolidated financial statements.
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share (“SFAS No. 128”). FSP EITF 03-6-1 applies to the calculation of EPS under SFAS No. 128 for share-based payment awards with rights to dividends or dividend equivalents. FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented must be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early adoption is not permitted. We do not expect EITF 03-6-1 to have a material impact on our consolidated financial statements.
In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. We are currently evaluating the impact of the pending adoption of EITF No. 07-05 on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our investment assets consist solely of U.S. Treasury obligations and we do not invest in other types of securities, including auction rate securities. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future, to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at December 31, 2008 totaled $7,900,000, and the weighted-average interest rate was approximately 1.27% with maturities of investments ranging up to 6 months.
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
Our internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors.

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.
Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2008. This annual report does not contain an attestation report by Deloitte & Touche LLP, our independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Audit Committee Oversight. The Audit Committee of the Board of Directors, which is comprised solely of independent directors, has oversight responsibility for our financial reporting process, including our internal control over financial reporting, and the audits of our consolidated financial statements. The Audit Committee meets regularly with management and independent registered public accounting firm to review matters related to the quality and integrity of our financial reporting, internal control over financial reporting (including compliance matters related to our Code of Ethics and Business Conduct), and the nature, extent, and results of internal and external audits. Our independent registered public accounting firm has full and free access and reports directly to the Audit Committee. The Audit Committee recommended, and the Board of Directors approved, that the audited consolidated financial statements be included in this Form 10-K.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors and Executive Officers and Corporate Governance.
The following table sets forth the respective names, ages and positions of our executive officers and directors:

Name	Age	Position(s)

Nicholas Landekic	50	President, Chief Executive Officer and Director
James Gregory Ford	47	Vice President, Business Development
Bozena Korczak	56	Vice President, Drug Development
R. Eric McAllister, M.D., Ph.D.	66	Vice President, Clinical Development and Chief Medical Officer
Richard W. Scott, Ph.D.	55	Vice President, Research
Edward F. Smith	37	Vice President, Finance, Chief Financial Officer and Secretary
Frank P. Slattery, Jr.	71	Chairman of the Board of Directors
Brian Anderson	62	Director
Richard W. Bank, M.D.	75	Director
William N. Kelley, M.D.	69	Director
Michael E. Lewis, Ph.D.	57	Director
Stefan Loren, Ph.D.	45	Director
Shaun F. O’Malley	73	Director
Executive Officers and Directors
Nicholas Landekic, has served as President, Chief Executive Officer and Director of PolyMedix, Inc. since November 2005 and of PolyMedix Pharmaceuticals, Inc. where he served in the same capacity since inception in August 2002. Mr. Landekic has more than 20 years of pharmaceutical experience. From 2000 to 2002, he was President and Chief Executive Officer of Locus Discovery. From 1995 to 2000, Mr. Landekic was Senior Vice President of Corporate Development & Investor Relations at Guilford Pharmaceuticals. From 1991 to 1995, Mr. Landekic served as Senior Director of Business Development at Cephalon and, from 1988 to 1991, served as Senior Manager for Strategic Marketing at Bristol-Myers Squibb. He also held positions in Finance and Business Development at Johnson & Johnson Corporation (McNeil Pharmaceutical) from 1985 to 1988 and positions in the research laboratories at the Mt. Sinai Medical Center from 1982 to 1983. Mr. Landekic received an M.B.A. from the State University of New York at Albany, an M.A. in Biology from Indiana University and a B.S. in Biology from Marist College.
J. Gregory Ford, has served as Vice President, Business Development of PolyMedix, Inc. since December 2008. Mr. Ford has over 20 years of biotechnology and pharmaceutical experience. Prior to joining PolyMedix, Mr. Ford was Vice President, Business Development and Strategic Planning for CollaGenex Pharmaceuticals, Inc., from August 2004 until November 2008. Prior to CollaGenex Pharmaceuticals, Inc., Mr. Ford served as Vice President, Global Business Development of SkyePharma US Inc. from February 2003 to April 2004. Prior to SkyePharma US Inc., Mr. Ford served in various positions of increasing responsibility at SkyePharma Canada, Inc. and its predecessor RTP Pharma Inc., Boehringer Ingelheim Pharmaceuticals, Inc., Mylan Laboratories, Inc., and Mylan Pharmaceuticals, Inc. Mr. Ford received an M.B.A and a B.S. in Industrial Engineering from West Virginia University.
Bozena Korczak, Ph.D., has served as Vice President, Drug Development of PolyMedix, Inc. since November 2007. Dr. Korczak has over 20 years of experience in discovery, pre-clinical and clinical research at burgeoning biotechnology organizations. Prior to joining PolyMedix, Dr. Korczak was a consultant for PharmaReach, Ltd., a private drug development consulting company, from October 2005 to November 2007. From September 2001 to October 2005, Dr. Korczak was Vice President of Research and Development of Cytochroma, Inc., a private biotechnology company. Prior to Cytochroma, Inc., Dr. Korczak served in various positions of increasing responsibility at Glycodesign, Inc., Allelix Biopharmaceutical, Inc. and Mount Sinai Hospital. She is an author of thirty-five peer review scientific papers and holds a Ph.D. in biochemistry from the Polish Academy of Science.

R. Eric McAllister, M.D., Ph.D., has served as Vice President, Clinical Development and Chief Medical Officer of PolyMedix, Inc. since November 2006. Dr. McAllister has over 25 years of industry and clinical trials experience, most recently from October 2004 to October 2006 as Sr. Vice President of Clinical Development at CombinatoRx Inc. Prior to that, from May 2002 to October 2004, Dr. McAllister was Vice President, Clinical Research with Sicor Pharmaceuticals, Inc. Dr. McAllister has held various clinical development positions with TAP Pharmaceuticals, Inc., Cholestech Inc., Bristol-Myers Squibb, Co., G.D. Searle and Company, and Syntex Pharmaceuticals Ltd. Dr. McAllister also spent seven years as a clinical investigator with MedStudies. He has worked on the development of such major pharmaceutical products as Lupron, Pravachol, Capoten, Kerlone, Cardene, Calan, Avandia, Actos, Teveten, and Atacand. Dr. McAllister received his M.D. from Dalhousie University, and D. Phil. (Ph.D.) degree from Oxford University, and was also a Rhodes Scholar.
Richard W. Scott, Ph.D., has served as Vice President, Research of PolyMedix, Inc. since November 2005 and of PolyMedix Pharmaceuticals, Inc. since November 2002. Dr. Scott has approximately 20 years of biopharmaceutical industry experience. Most recently, he was Vice President of Biology at Cephalon, Inc. where he held positions of increasing responsibility from 1991 to 2001. From 1985 to 1990, Dr. Scott worked at the research laboratories of DuPont and Company. Dr. Scott has authored more than 45 papers and book chapters, and is named on six patents. Dr. Scott holds a Ph.D. in Microbiology from the University of Pennsylvania and a B.S. in Biology from Muhlenberg College.
Edward F. Smith, has served as Vice President, Finance and Chief Financial Officer of PolyMedix, Inc. since January 2006. Mr. Smith has approximately 15 years of combined biopharmaceutical industry and financial management experience. From 2000 to 2005, he was Executive Director of Finance at InKine Pharmaceutical Company, Inc. (acquired by Salix Pharmaceuticals, Ltd. in 2005). From 1993 to 1999, Mr. Smith held various positions of increasing responsibility in public accounting, most recently as a manager in the audit practice at Deloitte & Touche LLP. Mr. Smith is licensed as a Certified Public Accountant in Pennsylvania and holds a B.S. degree in Business Administration from the University of Hartford.
Frank Slattery, Jr., has served as Chairman of the Board of Directors of PolyMedix, Inc. since November 2005 and was a co-founder of PolyMedix Pharmaceuticals, Inc. where he served in the same capacity since inception in August 2002. Frank Slattery was the President, Chief Executive Officer and Director of LFC Financial Corp. from 1969 to 1994. Mr. Slattery has founded and currently serves as the Chairman of the Board of Directors of several privately held companies, including Main Line Health Systems, Inc., GelMed Inc., Probaris Technologies, Inc., Franklin Fuel Cells, Inc., Knite, Inc., Learned Optimism, Inc. and NanoSelect, Inc. He also currently serves as a director of Clarient, Inc., a publicly held company, and as a Trustee of the Jefferson Health System. Mr. Slattery holds an A.B. from Princeton University and a J.D. from the Law School of the University of Pennsylvania.
Brian Anderson, has served as a Director of PolyMedix, Inc. since January 2008. Since March 2007 he has served as an advisor to companies involved in the health care industry. From January 2006 until March 2007 Mr. Anderson was employed by Alkermes, Inc., in a market development capacity. Prior to that, from April 2004 to October 2005 Mr. Anderson was Chief Business officer for MediciNova,Inc., a publicly traded specialty pharmaceutical company. Mr. Anderson was an advisor to Montridge, Inc., a boutique investor relations firm from September 2002 to January 2004. He was President and CEO of Cognetix, Inc., a biotechnology company, from 1998 to 2002. Prior to that, from 1995 to 1998, Mr. Anderson was Senior Vice President for Commercial Development at Indevus (formerly Interneuron) Pharmaceuticals, a publicly traded biopharmaceutical company. Mr. Anderson has held various senior level positions in sales, marketing and business development at Bristol-Myers Squibb and Pharmacia (later Pharmacia & Upjohn). Mr. Anderson graduated from the University of Manitoba where he received his Bachelors degree.
Richard W. Bank, M.D., has served as a Director of PolyMedix, Inc. since July 2008. Dr. Bank is currently the President of BioVest Advisors, a consulting company, since July 2006. Dr. Bank has served as Senior Portfolio Manager, Managing Director, and Senior Vice President of the Liberty View Health Sciences Fund, a division of Liberty View Capital Management, a Lehman Brothers company, from July 2004 to July 2006. Dr. Bank has served as President and Managing Director of First-Tier Biotechnology Partners from February 1995 until it acquisition by Lehman Brothers in July 2004. From February 1995 through April 1996, Dr. Bank served as President and Secretary of Biomedical Sciences, Incorporated. He has also served as President and Secretary of BioVest Health Sciences, Incorporated since its organization in April 1996 to July 2004. Dr. Bank was Senior Research Analyst Director/Biotechnology SBC Warburg Dillon Read from 1998 to 1999. He was also Entrepreneur-In-Residence in Life Sciences for Tucker Anthony Sutro for 2000 through 2001. Dr. Bank received his B.S. from Washington & Lee University and his M.D. from Finch University of Health Sciences, The Chicago Medical School.
William N. Kelley, M.D., has served as a Director of PolyMedix, Inc. since November 2005 and of PolyMedix Pharmaceuticals, Inc. since August 2005. Dr. Kelley has served as Professor of Medicine and Professor of Biochemistry and Biophysics at the School of Medicine of the University of Pennsylvania since 1989. From 1989 to 2000, Dr. Kelley served as Executive Vice President of the University of Pennsylvania with responsibilities as Chief Executive Officer for the Medical Center (and Health Systems upon its formation in 1993), Dean of the School of Medicine, and the Robert G. Dunlop Professor of Medicine and Biochemistry and Biophysics. From 1975 to 1989, Dr. Kelley was the John G. Searle Professor and Chair of the Department of Internal Medicine and Professor of Biological Chemistry at the University of Michigan. Prior to joining the faculty at the University of Michigan, Dr. Kelley was Professor of Medicine at Duke University Medical Center. Dr. Kelley currently serves as a director of Merck & Co., Beckman Coulter, Inc. and GenVec, Inc., which are all publicly held companies, and Advanced Bio-Surfaces, Inc., a privately held company. During his career, Dr. Kelley has also served on the editorial boards of 13 medical journals and his bibliography includes over 260 publications, including 17 books. Dr. Kelley holds an M.D. from Emory University.

Michael E. Lewis, Ph.D., has served as a Director of PolyMedix, Inc. since November 2005 and of PolyMedix Pharmaceuticals, Inc. since its inception. Dr. Lewis has more than 30 years of scientific experience in academic and government laboratories and in several major pharmaceutical and biotechnology companies. Since 1994, Dr. Lewis has served as President of BioDiligence Partners, Inc., where he co-founded three other biotechnology companies, Cara Therapeutics, Inc., Arena Pharmaceuticals, Inc. and Adolor Corporation. Dr. Lewis has served as Chief Scientific Advisor and a director of Cara Therapeutics, Inc. since its inception in 2004. He has also served as a director of Aeolus Pharmaceuticals, Inc. since 2004. After serving as Chief Scientific Advisor of Adolor Corporation from 1994 to 1997, Dr. Lewis served as Chief Scientific Advisor of Arena Pharmaceuticals, Inc. from 1997 to 2003, and as a director from 1997 to 2000. Dr. Lewis is a co-founder of Cephalon, Inc. and served at Cephalon as Senior Scientist, Director of Pharmacology, and then as Senior Director of Scientific Affairs from 1988 to 1993. He supervised a molecular pharmacology research laboratory at the E.I. DuPont Co. from 1985 to 1987, and received postdoctoral training in pharmacology at the National Institutes of Health, the University of Michigan, and at the University of Cambridge. He received a Ph.D. from Clark University in 1977.
Stefan D. Loren, Ph.D., has served as a Director of PolyMedix, Inc. since July 2008. Dr. Loren is currently a Managing Director of Westwicke Partners, a consulting company and a consultant to MTB Investment Advisors, a family of equity funds, and has held these positions since August, 2008. Prior to that, Dr. Loren was Analyst/Portfolio Manager with Perceptive Advisors, a health care hedge fund, from May 2007 to August, 2008 and MTB Investment Advisors, a family of equity funds, from August 2005 to May 2007. From July 1997 to August 2005, Dr. Loren was a Managing Director in the healthcare group at Legg Mason. Prior to that, Dr. Loren was a Research Chemist at the advanced technologies division of Abbott Laboratories and a research fellow at the Scripps Research Institute. Dr. Loren received his B.A. from the University of California, San Diego, and his Ph.D. from University of California, Berkeley.
Shaun F. O’Malley, has served as a Director of PolyMedix, Inc. since January 2006. Mr. O’Malley is currently the Chairman Emeritus of Price Waterhouse LLP, a title he has held since July 1995. Prior to 1995, he served as Chairman and Senior Partner of Price Waterhouse LLP. He currently serves as a member of the Boards of Directors of the Finance Company of Pennsylvania, Philadelphia Consolidated Holdings, Inc., Federal Home Loan Mortgage Corporation and The Philadelphia Contributionship. Mr. O’Malley holds a B.S. in Economics from the Wharton School of the University of Pennsylvania.
Executive officers of PolyMedix, Inc. and PolyMedix Pharmaceuticals, Inc. are appointed by the board of directors of PolyMedix, Inc. and PolyMedix Pharmaceuticals, Inc., respectively. The Chief Executive Officer, Treasurer and Secretary of PolyMedix, Inc. and PolyMedix Pharmaceuticals, Inc. are elected annually by the board of directors of PolyMedix, Inc. and PolyMedix Pharmaceuticals, Inc., respectively, at its first meeting following the annual meeting of stockholders. Other officers of PolyMedix, Inc. and PolyMedix Pharmaceuticals, Inc. may be appointed by the board of directors of PolyMedix, Inc. and PolyMedix Pharmaceuticals, Inc., respectively, at any meeting. Such officers shall hold office until his or her successor is elected and qualified, unless a different term is specified in the resolution electing or appointing such officer, or until such officer’s earlier death, resignation or removal.
All directors of PolyMedix, Inc. and PolyMedix Pharmaceuticals, Inc. are elected at each annual meeting of the stockholders of the PolyMedix, Inc. and PolyMedix Pharmaceuticals, Inc., respectively, to hold office until the next annual meeting of stockholders and until their successor is elected and qualified, or until such director’s earlier death, resignation or removal.
Corporate Governance
Our business, property and affairs are managed by, or under the direction of, our Board, in accordance with the General Corporation Law of the State of Delaware and our By-Laws. Members of the Board are kept informed of our business through discussions with the Chief Executive Officer and other key members of management, by reviewing materials provided to them by management, and by participating in meetings of the Board and its Committees.
We continue to review our corporate governance policies and practices by comparing our policies and practices with those suggested by various groups or authorities active in evaluating or setting best practices for corporate governance of public companies. Based on this review, we have adopted, and will continue to adopt, changes that the Board believes are the appropriate corporate governance policies and practices for our Company. We have adopted changes and will continue to adopt changes, as appropriate, to comply with the Sarbanes-Oxley Act of 2002 and subsequent rule changes made by the SEC and any applicable securities exchange.

Independence of Directors
The Board has adopted and continues to follow a set of Nominating and Corporate Governance Principles and Policies (the “Principles and Policies”), addressing, among other things, standards for evaluating the independence of our directors. A copy of the Principles and Policies of the Corporate Governance Committee is available on our website at www.polymedix.com (under “Investors/Governance”). In addition, in determining the independence of our directors, we apply the definition of “independent director” provided under the rules of the NYSE Alternext (formerly the American Stock Exchange). Pursuant to these Principles and Policies and the applicable NYSE Alternext rules, the Board concluded its annual review of director independence in January 2008. After considering all relevant facts and circumstances, the Board affirmatively determined that all of the directors then serving on the Board, including those nominated for election at the Annual Meeting, are independent of the Company under the standards set forth in the Principles and Policies, with the exception of Nicholas Landekic, who is employed by the Company. In addition, the Board affirmatively determined that Drs. Bank and Loren, who each joined the Board subsequent to the January 2008 annual review of director independence, are independent under the above standards.
Committees of our Board of Directors
The Board has three committees: the Audit Committee (which was established in accordance with Section 3(a)(58)(A) of the Exchange Act; all Audit Committee members satisfy the independence standards of Rule 10A-3 under the Exchange Act and Section 803A of the NYSE Alternext Company Guide), the Compensation Committee, and the Governance Committee. Shaun O’Malley (Chairman), Stefan Loren, and Frank Slattery are the current members of the Audit Committee. Brian Anderson (Chairman), William Kelley, Richard Bank, and Michael Lewis are the current members of the Compensation Committee. William Kelley (Chairman), Shaun O’Malley and Frank Slattery are the current members of the Governance Committee. Charters have been adopted for all committees.
Audit Committee
The Audit Committee consists of three non-employee directors, all of whom are “independent” as defined in the Principles and Policies and under the rules of the SEC. In addition, the Board has determined that Shaun O’Malley, the Chairman of our Audit Committee, qualifies as an “audit committee financial expert” as defined in the rules of the SEC. The Audit Committee operates pursuant to a charter, which can be viewed on our website at www.polymedix.com (under “Investors/Governance”). The Audit Committee met four times during 2008 and one member missed two such meetings of the Audit Committee. The role of the Audit Committee is to:
•	oversee management’s preparation of our financial statements and management’s conduct of the accounting and financial reporting processes;
•	oversee management’s maintenance of internal controls and procedures for financial reporting;
•	oversee our compliance with applicable legal and regulatory requirements, including without limitation, those requirements relating to financial controls and reporting;
•	oversee the independent auditor’s qualifications and independence;
•	oversee the performance of the independent auditors, including the annual independent audit of our financial statements;
•	prepare the report required by the rules of the SEC to be included in our proxy statement; and
•	discharge such duties and responsibilities as may be required of the Committee by the provisions of applicable law or rule or regulation of the Sarbanes-Oxley Act of 2002.
A copy of the charter of the Audit Committee is available on our website at www.polymedix.com (under “Investors/Governance”).
Compensation Committee
The Compensation Committee consists of three non-employee directors, all of whom are “independent” as defined in the Principles and Policies and applicable NYSE Alternext rules. The Compensation Committee met seven times during 2008 and two members of the Compensation Committee each missed one meeting. The role of the Compensation Committee is to:
•	develop and recommend to the independent directors of the Board the annual compensation (base salary, bonus, stock options and other benefits) for our President/Chief Executive Officer;
•	review, approve and recommend to the independent directors of the Board the annual compensation (base salary, bonus and other benefits) for all of our executives (Vice Presidents and above);

•	review, approve and recommend to the Board the aggregate number of stock options to be granted to employees below the level of Vice President;
•	ensure that a significant portion of executive compensation is reasonably related to the long-term interest of our stockholders; and
•	prepare certain portions of our annual proxy statement, including an annual report on executive compensation.
A copy of the charter of the Compensation Committee is available on our website at www.polymedix.com (under “Investors/Governance”).
The Compensation Committee may form and delegate a subcommittee consisting of one or more members to perform the functions of the Compensation Committee. The Compensation Committee may engage outside advisers, including outside auditors, attorneys and consultants, as it deems necessary to discharge its responsibilities. The Compensation Committee has sole authority to retain and terminate any compensation expert or consultant to be used to provide advice on compensation levels or assist in the evaluation of director, President/Chief Executive Officer or senior executive compensation, including sole authority to approve the search firm’s fees and other retention terms. During 2008, the Compensation Committee engaged Compensation Resources, Inc., or “Compensation Resources”, to provide salary, bonus, equity and other compensation data for executives for similarly sized companies in our industry. In connection with the engagement of Compensation Resources, the Compensation Committee instructed Compensation Resources to determine, and conduct a study of , a peer group based on other publicly traded companies in the same industry and similar size as our Company to analyze our position in the marketplace with respect to total compensation packages for our executive officers and non-employee directors. Compensation Resources was further instructed to clarify the Company’s executive compensation philosophy and address our Company’s competitive position in the marketplace, the appropriate mix of compensation elements, the extent to which our executives will be paid for performance, and the degree to which non-traditional compensation programs will be utilized. In addition, the Compensation Committee considers, but is not bound by, the recommendations of our Chief Executive Officer with respect to the compensation packages of our other executive officers.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee, or the “Governance Committee”, consists of three independent directors, as that term is defined in the Principles and Policies and applicable NYSE Alternext rules. The Governance Committee met five times during 2008 and all of the members of the Governance Committee attended each meeting. The role of the Governance Committee is to:
•	evaluate from time to time the appropriate size (number of members) of the Board and recommend any increase or decrease;
•	determine the desired skills and attributes of members of the Board, taking into account the needs of the business and listing standards;
•
establish criteria for prospective members, conduct candidate searches, interview prospective candidates, and oversee programs to introduce the candidate to our Company, our management, and operations;

•	to review on an annual basis and recommend to the Board one member of the Board to serve as Chair;
•	annually recommend to the Board persons to be nominated for election as directors;
•	recommend to the Board the members of all standing Committees;
•	adopt or develop for Board consideration corporate governance principles and policies; and
•	provide oversight to the strategic planning process conducted annually by Company management.

A copy of the charter of the Governance Committee is available on our website at www.polymedix.com (under “Investors/Governance”).
Generally, the Board seeks diverse members who possess the background, skills and expertise to make a significant contribution to the Board, our Company and our stockholders. The Governance Committee looks for relevant experience, such as high-level leadership experience in business or administrative activities, breadth of knowledge about issues affecting our Company, and the ability and willingness to contribute special competencies to Board activities. The Governance Committee also looks for certain personal attributes, such as integrity, ability and willingness to apply sound and independent business judgment, comprehensive understanding of a director’s role in corporate governance, availability for meetings and consultation on Company matters, and the willingness to assume and carry out fiduciary responsibilities. Qualified candidates for membership on the Board will be considered without regard to race, color, religion, sex, ancestry, national origin or disability.
Compensation Committee Interlocks and Insider Participation
The current members of the Compensation Committee are Brian Anderson, William Kelley, and Michael Lewis. Frank DeLape served on the Compensation Committee until his retirement from the Board of Directors in May 2008. Except for Mr. DeLape, none of these individuals has ever been an officer or employee of the Company. From August 2005 to November 2005, Mr. DeLape served as the sole officer as well as director of PolyMedix, Inc, formerly BTHC II Acquisition Corp. In addition, none of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or the Compensation Committee.
Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon a review of reports of stock ownership (and changes in stock ownership) and written representations received by us, we believe that our directors and executive officers met all of their filing requirements under Section 16(a) of the Exchange Act during the year ended December 31, 2008, except that the statements of changes in beneficial ownership for Stefan Loren, Ph.D., Frank Slattery, and Shaun O’Malley on September 26, 2008 with respect to purchases of preferred stock units in our September 2008 private placement, and J. Gregory Ford on December 11, 2008 with respect to the grant of stock options were not timely filed.
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

Item 11. Executive Compensation.
The following summary compensation table sets forth information concerning compensation for services rendered in all capacities for the years ended December 31, 2008 and 2007 awarded to, earned by, or paid to: (i) Nicholas Landekic, who served as our President and Chief Executive Officer (our CEO) during 2008 and 2007, (ii) Edward F. Smith, who served as our Vice President, Finance, Chief Financial Officer and Corporate Secretary (our CFO) during 2008 and 2007 and (iii) our three most highly paid executive officers (as determined based on total compensation) other than our CEO and CFO as of December 31, 2008. These individuals are referred to in this report as the Named Executive Officers (or “NEOs”).

				Stock	Option		All Other
		Salary	Bonus	Awards	Awards		Compensation		Total
Name and Principal Position	Year	($)	($) (3)	($) (4)	($) (5)		($)		($)
Nicholas Landekic	2008	380,000	101,750	—	393,879	(6)	—		875,629
President, Chief Executive	2007	368,333	111,000	—	249,853	(7)	—		729,186
Officer and Director

Edward F. Smith	2008	225,000	56,250	—	105,902	(8)	—		387,152
Vice President, Finance, Chief	2007	222,917	45,000	—	83,389	(9)	—		351,306
Financial Officer and Secretary

R. Eric McAllister, M.D., Ph.D.	2008	280,000	63,000	—	192,112	(10)	—		535,112
Vice President, Clinical	2007	280,000	42,000	—	151,544	(11)	29,329	(16)	502,873
Development, Chief Medical Officer (1)

Richard W. Scott, Ph.D.	2008	265,000	46,375	—	33,330	(12)	—		344,705
Vice President, Research	2007	263,750	26,500	—	19,323	(13)	—		309,573

Bozena Korczak, Ph.D.	2008	230,000	51,750	—	48,721	(14)	—		330,471
Vice President, Drug	2007	32,436	30,000	—	4,293	(15)	—		62,436
Development (2)

(1)	Dr. McAllister joined PolyMedix in November 2006.

(2)	Dr. Korczak joined PolyMedix in November 2007.

(3)	Represents performance bonus awards. The 2006 bonus award was paid in 2007, the 2007 bonus award was paid in 2008 and the 2008 bonus award was paid in 2009.

(4)
This column reflects the dollar amount recognized for financial accounting reporting purposes, in accordance with SFAS 123(R), pursuant to our equity compensation plans and, therefore, includes amounts from awards granted in and prior to the applicable fiscal year. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the NEO.

(5)
This column reflects the dollar amount recognized for financial accounting reporting purposes, in accordance with SFAS 123(R), pursuant to our equity compensation plans and, therefore, includes amounts from awards granted in and prior to the applicable fiscal year. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the Named Executive Officer. The assumptions used in the calculation of these amounts are described in footnote 6 to our audited financial statements for the year ended December 31, 2007 and our discussion of stock-based compensation in our annual report on Form 10-K filed with the Securities and Exchange Commission under “Management’s Discussion and Analysis Of Financial Condition and Results of Operations—Critical Accounting Policies and Practices” for the year ended December 31, 2007.

(6)
This amount reflects the compensation expense incurred by us in fiscal year 2008 in connection with option grants to Mr. Landekic to purchase 500,000 shares of common stock on December 2, 2005, 231,000 shares of common stock on February 5, 2007, 600,000 shares of common stock on January 23, 2008, and 1,000,000 shares of common stock on December 30, 2008 pursuant to our 2005 Omnibus Equity Compensation Plan.

(7)
This amount reflects the compensation expense incurred by us in fiscal year 2007 in connection with option grants to Mr. Landekic to purchase 500,000 shares of common stock on December 2, 2005 and 231,000 shares of common stock on February 5, 2007 pursuant to our 2005 Omnibus Equity Compensation Plan.

(8)
This amount reflects the compensation expense incurred by us in fiscal year 2008 in connection with option grants to Mr. Smith to purchase 250,000 shares of common stock on January 2, 2006, 30,000 shares of common stock on February 5, 2007, 125,000 shares of common stock on January 23, 2008, and 325,000 shares of common stock on December 30, 2008 pursuant to our 2005 Omnibus Equity Compensation Plan.

(9)
This amount reflects the compensation expense incurred by us in fiscal year 2007 in connection with option grants to Mr. Smith to purchase 250,000 shares of common stock on January 2, 2006 and 30,000 shares of common stock on February 5, 2007 pursuant to our 2005 Omnibus Equity Compensation Plan.

(10)
This amount reflects the compensation expense incurred by us in fiscal year 2008 in connection with option grants to Dr. McAllister to purchase 400,000 shares of common stock on November 13, 2006, 200,000 shares of common stock on January 23, 2008, and 500,000 shares of common stock on December 30, 2008 pursuant to our 2005 Omnibus Equity Compensation Plan.

(11)
This amount reflects the compensation expense incurred by us in fiscal year 2007 in connection with option grants to Dr. McAllister to purchase 400,000 shares of common stock on November 13, 2006 pursuant to our 2005 Omnibus Equity Compensation Plan.

(12)
This amount reflects the compensation expense incurred by us in fiscal year 2008 in connection with an option grant to Dr. Scott to purchase 40,000 shares of common stock on February 5, 2006, 50,000 shares of common stock on January 23, 2008, and 225,000 shares of common stock on December 30, 2008 pursuant to our 2005 Omnibus Equity Compensation Plan.

(13)
This amount reflects the compensation expense incurred by us in fiscal year 2007 in connection with an option grant to Dr. Scott to purchase 40,000 shares of common stock on February 5, 2006, pursuant to our 2005 Omnibus Equity Compensation Plan.

(14)
This amount reflects the compensation expense incurred by us in fiscal year 2008 in connection with option grants to Dr. Korczak to purchase 250,000 shares of common stock on November 13, 2007 and 500,000 shares of common stock on December 30, 2008 pursuant to our 2005 Omnibus Equity Compensation Plan.

(15)
This amount reflects the compensation expense incurred by us in fiscal year 2007 in connection with option grants to Dr. Korczak to purchase 250,000 shares of common stock on November 13, 2007 pursuant to our 2005 Omnibus Equity Compensation Plan.

(16)	This amount represents reimbursement of certain relocation expenses to Dr. McAllister as provided in Dr. McAllister’s offer letter dated October 19, 2006.
Narrative Disclosure to Summary Compensation Table
In 2008, the Compensation Committee of the Board awarded cash bonuses to each of our NEOs. These awards are reflected in the column titled “Bonus” in the Summary Compensation Table above. Such awards were made by the Compensation Committee in its sole discretion at the end of the year after reviewing the recommendations of our Chief Executive Officer for each NEO other than himself, individual goals and targets, the performance of each NEO in the applicable fiscal year, evaluating other components of each NEO’s total compensation package, including the balance of equity to non-equity compensation, each NEO’s total compensation package relative to executives in benchmark peer group companies holding similar positions, the report of the Compensation Committee’s consultant, and the Company’s cash position. For benchmarking executive compensation, the Compensation Committee engaged a compensation consulting firm which assisted in establishing a peer group of companies, analyzing peer company compensation data and comparing our compensation programs with the practices of the companies represented in the compensation data reviewed. For 2008, the Compensation Committee’s consulting firm, Compensation Resources, Inc. established a peer group of 35 publicly traded biotechnology companies of similar size to our Company. The Compensation Committee’s primary consideration in awarding the cash bonuses for 2008 was to bring each NEO’s total compensation package in line with the benchmarks established for executives in peer group companies holding similar positions.

Outstanding Equity Awards
The following table provides information on all restricted stock and stock option awards held by our NEOs as of December 31, 2008. All outstanding equity awards are in shares of our common stock.
Outstanding Equity Awards at 2008 Fiscal Year-End

	Option Awards (1)
	Number
	of		Number of Securities
	Securities Underlying		Underlying
	Unexercised Options		Unexercised Options	Option Exercise
	(#)		(#)	Price	Option Expiration
Name	Exercisable		Unexercisable	($)	Date
Nicholas Landekic	1,000,000	(2)	—	1.50	08/10/2015
President, Chief Executive Officer and Director	500,000	(3)	—	1.50	12/01/2015
	141,167	(3)	89,833	2.85	02/04/2016
	183,333	(3)	416,667	1.10	01/22/2018
	—	(3)	1,000,000	1.18	12/29/2018
Edward F. Smith	243,056	(3)	6,944	1.50	01/01/2016
Vice President, Finance, Chief Financial Officer and Secretary	18,333	(3)	11,667	2.85	02/04/2016
	38,194	(3)	86,806	1.10	01/22/2018
	—	(3)	325,000	1.18	12/29/2018
R. Eric McAllister, M.D., Ph.D.	208,333	(4)	191,667	3.50	11/12/2016
Vice President, Clinical Development, Chief Medical Officer	61,111	(3)	138,889	1.10	01/22/2018
	—	(3)	500,000	1.18	12/29/2018
Richard W. Scott, Ph.D.	250,000	(2)	—	1.50	08/10/2015
Vice President, Research	24,444	(3)	15,556	2.85	02/04/2016
	15,278	(3)	34,722	1.10	01/22/2018
	—	(3)	225,000	1.18	12/29/2018
Bozena Korczak, Ph.D.	90,278	(3)	159,722	0.98	11/12/2017
Vice President, Drug	—	(3)	500,000	1.18	12/29/2018
Development

(1)	There are no restricted stock awards outstanding for any of the NEOs.

(2)
Grants with an expiration date of August 10, 2015 have a stated term of ten years and vest 50% on the date of grant and 50% on the one-year anniversary of the grant. If a “change in control” (as defined in our 2002 Equity Compensation Plan) were to occur, these options would become immediately exercisable in full.

(3)
Grants with expiration dates of December 1, 2015, January 1, 2016, February 4, 2016, January 22, 2018, November 12, 2017 and December 29, 2018 have a stated term of ten years and vest in monthly installments over a three-year period beginning after the date of grant. If a “change in control” (as defined in our 2005 Omnibus Equity Compensation Plan) were to occur, these options would become immediately exercisable in full.

(4)
Grants with expiration dates of November 12, 2016 have a stated term of ten years and vest in 50% on the two-year anniversary of the grant and the remaining 50% vests in monthly installments over a two-year period beginning after the two-year anniversary of the grant. If a “change in control” (as defined in our 2005 Omnibus Equity Compensation Plan) were to occur, these options would become immediately exercisable in full.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements
We extended the offer of employment to Nicholas Landekic for the position of President and Chief Executive Officer pursuant to an offer letter dated July 30, 2002, which provided that his annual salary will be at least $250,000 per year. Mr. Landekic’s base salary was increased to $350,000 as of January 1, 2006 and further increased to $380,000 as of February 2007. Mr. Landekic is eligible to receive additional compensation depending upon achievement of performance goals as established by the Board of Directors (the “Board”). Mr. Landekic was granted an award of restricted stock equal to 7.5% of the then-outstanding shares of our common stock, or 720,000 shares in August 2002. The restricted stock vested in sixteen equal quarterly installments. As an “at-will” employee, Mr. Landekic’s employment can be terminated by us or by him, at any time and for any reason. In the event Mr. Landekic is terminated by us other than for “cause” or other than by reason of his “disability,” or he resigns for “good reason” (each as defined in his offer letter), Mr. Landekic will be entitled to full vesting of all unvested stock options and restricted stock previously granted to him and a cash payment equal to two-years of his then current base salary.
We extended the offer of employment to Edward Smith for the position of Vice President Finance, Chief Financial Officer and Corporate Secretary pursuant to an offer letter dated December 5, 2005, which provides that his annual salary will be at least $200,000 per year. Mr. Smith’s base salary was increased to $225,000 as of February 2007 and increased to $245,000 effective January 1, 2009. Mr. Smith received an initial grant of 250,000 stock options, which vested in equal monthly installments over a three-year period. Mr. Smith is eligible to receive additional compensation depending upon achievement of performance goals as established by the Board. As an “at-will” employee, Mr. Smith’s employment can be terminated by us or by him, at any time and for any reason. In the event Mr. Smith is terminated by us other than for “cause” or other than by reason of his “disability” (each as defined in his offer letter), Mr. Smith will be entitled to full vesting of all unvested stock options previously granted to him and a cash payment equal to one-year of his then current base salary.
We extended the offer of employment to R. Eric McAllister, M.D., Ph.D., for the position of Vice President, Clinical Development and Chief Medical Officer pursuant to an offer letter dated October 19, 2006, provides that his annual salary will be at least $280,000 per year. Dr. McAllister received an initial grant of 400,000 stock options, which vested at 50% on Dr. McAllister’s second anniversary date with the remainder vesting monthly over his third and fourth years. In addition, Dr. McAllister is eligible to receive a discretionary cash bonus based on his performance and our company’s performance. Dr. McAllister is eligible to receive additional compensation depending upon achievement of performance goals as established by the Board. As an “at-will” employee, Dr. McAllister’s employment can be terminated by us or by him, at any time and for any reason. In the event Dr. McAllister is terminated by us other than for “cause” or other than by reason of his “disability” (each as defined in his offer letter), Dr. McAllister will be entitled to full vesting of all unvested stock options previously granted to him and a cash payment equal to one-year of his then current base salary. Further, Dr. McAllister received various relocation benefits.
We extended the offer of employment to Richard Scott for the position of Vice President, Research pursuant to an offer letter dated September 23, 2002, which provides that his annual salary will be at least $150,000 per year. Dr. Scott’s base salary was increased to $250,000 effective January 1, 2006 and further increased to $265,000 as of February 2007. Dr. Scott is eligible to receive additional compensation depending upon achievement of performance goals as established by the Board. Pursuant to the terms of the offer letter, Dr. Scott was granted an award of restricted stock equal to 2.5% of the then-outstanding common stock, or 240,000 shares. The restricted stock vested over sixteen equal quarterly installments. As an “at-will” employee, Dr. Scott’s employment can be terminated by us or by him, at any time and for any reason. In the event Dr. Scott is terminated by us other than for “cause” or other than by reason of his “disability” (each as defined in his offer letter), Dr. Scott will be entitled to full vesting of all unvested stock options and restricted stock previously granted to him and a cash payment equal to one-year of his then current base salary.
We extended the offer of employment to Bozena Korczak for the position of Vice President Finance, Drug Development pursuant to an offer letter dated November 5, 2007, which provides that her annual salary will be at least $230,000 per year. Dr. Korczak’s base salary increased to $245,000 effective January 1, 2009. Dr. Korczak received an initial grant of 250,000 stock options, which vest in equal monthly installments over a three-year period. Dr. Korczak is eligible to receive additional compensation depending upon achievement of performance goals as established by the Board. As an “at-will” employee, Dr. Korczak’s employment can be terminated by us or by her, at any time and for any reason. In the event Ms. Korczak is terminated by us other than for “cause” or other than by reason of his “disability” (each as defined in her offer letter), Dr. Korczak will be entitled to full vesting of all unvested stock options previously granted to her and a cash payment equal to one-year of her then current base salary.

We extended the offer of employment to James Gregory Ford for the position of Vice President of Business Development pursuant to an offer letter dated November 18, 2008, which provides that his annual salary will be at least $260,000 per year. Mr. Ford received an initial grant of 400,000 stock options, which vest 50% on the second anniversary of the grant date and the remainder vest in equal monthly installments thereafter for the third and fourth years from the grant date. Mr. Ford will be eligible to receive a discretionary cash bonus. For 2009, Mr. Ford may receive a maximum potential bonus of up to 100% of his base salary for deals in which Mr. Ford was the primary and lead negotiator and essential to concluding and based on (i) one percent (1%) of cash revenues actually received by us in 2009 for out-licensing deals, (ii) equity investments actually received in 2009 made by corporate partners as part of a strategic investment or business opportunity, and (iii) a 35% bonus payment for in-licensing deals of a marketed or clinical stage LMWH product, or a to be determined amount for any other clinical stage product. As an “at-will” employee, Mr. Ford’s employment can be terminated by us or by him, at any time and for any reason. If Mr. Ford’s employment is terminated as a result of a Qualified Termination (as defined in his offer letter), then Mr. Ford will be entitled to: (a) continuation of his base salary for one year, (b) Company payments of COBRA premiums for up to one year following termination, and (c) full vesting of any unvested stock options. However, if a Qualified Termination occurs within 24 months of the commencement of Mr. Ford’s employment, 200,000 options of his initial grant will vest in lieu of the schedule in (c) above.
Director Compensation for 2008
The following Director Compensation table sets forth information concerning compensation for services rendered by independent directors of our Company for fiscal year 2008.

	Fees Earned or
	Paid in	Stock	Option
	Cash	Awards	Awards		Total
Name	($)	($)	($)(2)		($)
Frank P. Slattery, Jr.	29,000	—	32,100	(3)	61,100
Chairman of the Board
Shaun F. O’Malley	29,000	—	32,100	(3)	61,100
Chairman, Audit Committee
Brian Anderson	20,000	—	63,619	(4)	83,619
Chairman, Compensation Committee
William N. Kelley, M.D.	34,000	—	32,100	(3)	36,100
Chairman, Governance Committee
Richard W. Bank, M.D.	9,000	—	33,615	(5)	42,615
Frank M. DeLape (1)	11,000		56,869	(3)	67,869
Michael E. Lewis, Ph.D.	23,000	—	63,619	(3)	86,619
Stefan D. Loren, Ph.D.	11,000	—	33,615	(5)	44,615

(1)	Mr. DeLape retired from the Board of Directors in May 2008.

(2)
This column reflects the dollar amount recognized for financial accounting reporting purposes, in accordance with SFAS 123(R), pursuant to our equity compensation plans and, therefore, includes amounts from awards granted in and prior to the applicable fiscal year. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the Named Executive Officer. The assumptions used in the calculation of these amounts are described in footnote 6 to our audited financial statements for the year ended December 31, 2007 and our discussion of stock-based compensation in our annual report on Form 10-K filed with the Securities and Exchange Commission under “Management’s Discussion and Analysis Of Financial Condition and Results of Operations—Critical Accounting Policies and Practices” for the year ended December 31, 2007.

(3)
Represents the compensation expense incurred by us in fiscal year 2008 in connection with option grants to purchase 150,000 shares of common stock on September 11, 2007. As of December 31, 2008, this director holds options to purchase 330,000 shares of common stock.

(4)
Represents the compensation expense incurred by us in fiscal year 2008 in connection with the option grant to purchase 150,000 shares of common stock on January 23, 2008. As of December 31, 2008, this director holds options to purchase 150,000 shares of common stock.

(5)
Represents the compensation expense incurred by us in fiscal year 2008 in connection with option grants to purchase 150,000 shares of common stock on July 31, 2008. As of December 31, 2008, this director holds options to purchase 150,000 shares of common stock.

Compensation of Directors
Directors who are also our employees receive no additional compensation for serving as a director or as a member of any Committee of the Board. All non-employee directors receive a fee of $1,500 and $1,000 per Board meeting and Committee meeting, respectively, and are reimbursed for expenses incurred in connection with attending Board and Committee meetings. In addition, our Chairman of the Board receives an annual retainer of $20,000, the Chairman of the Audit Committee receives an annual retainer of $16,000, the Chairmen of the Compensation and Nominating and Corporate Governance Committees receive annual retainers of $14,000 and all other non-employee directors receive an annual retainer of $12,000.
All new non-employee directors receive an initial grant of options to purchase shares of common stock upon first becoming a member of the Board. In addition, each non-employee director may, at the discretion of the Board or Compensation Committee of the Board, receive additional equity compensation awards. See the Director Compensation Table on page 52 for more details.
Continuing Education of Directors
We are committed to supporting the continuing education of our directors on relevant matters. The Governance Committee of the Board will decide on a case-by-case basis the appropriate level and frequency of support to provide.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows information known to us about beneficial ownership of our common stock by:
•	each of our directors;
•	each of our current named executive officers as well as any additional individuals identified as Named Executive Officers in the section of this report titled “Executive Compensation”;
•	all of our directors and executive officers as a group; and
•	each person known by us to beneficially own 5% or more of our common stock.
Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. Under these rules, beneficial ownership generally includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of February 28, 2009, through the exercise of any option, warrant, conversion privilege or similar right. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock that could be issued upon the exercise of outstanding options and warrants that are exercisable within 60 days of February 28, 2009 are considered to be outstanding. These shares, however, are not considered outstanding as of February 28, 2009 when computing the percentage ownership of each other person.
To our knowledge, except as indicated in the footnotes to the following table and subject to state community property laws where applicable, all beneficial owners named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on 59,845,065 shares of common stock outstanding as of February 28, 2009.

	Amount and Nature of		Percent of
	Beneficial Ownership		Common
Name and Address of Beneficial Owner (1)	Of Common Stock		Stock
Directors and Executive Officers
Nicholas Landekic	3,199,944	(2)	5.2%
Frank P. Slattery, Jr.	2,140,000	(3)	3.5%
Richard W. Scott, Ph.D.	862,322	(4)	1.4%
Michael E. Lewis, Ph.D.	760,000	(5)	1.3%
R. Eric McAllister, M.D., Ph.D.	380,556	(6)	*
Edward F. Smith	359,861	(7)	*
Shaun F. O’Malley	322,860	(8)	*
William N. Kelley, M.D.	310,000	(5)	*
Bozena Korczak, Ph.D.	173,611	(9)	*
Stefan D. Loren, Ph.D.	93,000	(10)	*
Brian Anderson	50,000	(11)	*
Richard W. Bank, M.D.	50,000	(11)	*

All Directors and Executive Officers as a Group (12 persons):	8,702,254	(12)	13.4%

Five Percent Stockholders (excludes Directors and Executive Officers set forth above):
Act Capital Management, LLLP 2 Radnor Corporate Center, Suite 111 Radnor, PA 19087 (12)	5,873,100	(13)	9.7%
Jeffrey H. Porter 300 Drakes Landing Road, Suite 175 Breenbrae, CA 96904 (13)	3,355,000	(14)	5.5%
Stephen A. Springer 345 E. 57th Street, 8A New York, NY 10022 (14)	3,245,000	(15)	5.3%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of all individuals and entities listed below is PolyMedix, Inc., 170 N. Radnor Chester Rd., Suite 300, Radnor, Pennsylvania 19087.

(2)	Includes 2,027,944 shares of common stock issuable upon exercise of options.

(3)
Includes 330,000 shares of common stock issuable upon exercise of options and 429,000 shares of common stock issuable upon exercise of warrants. The warrants and 477,000 shares of common stock are held in the name of Kate Partners XX, L.P. (“Kate Partners”). Mr. Slattery owns a controlling interest in Kate Partners; therefore, he may be deemed to beneficially own these shares and warrants. Mr. Slattery disclaims beneficial ownership of these securities except to the extent of his pecuniary interest in Kate Partners.

(4)	Includes 324,722 shares of common stock issuable upon exercise of options.

(5)	Includes 280,000 shares of common stock issuable upon exercise of options.

(6)	Includes 380,556 shares of common stock issuable upon exercise of options.

(7)	Includes 359,861 shares of common stock issuable upon exercise of options.

(8)	Includes 280,000 shares of common stock issuable upon exercise of options and 21,430 shares of common stock issuable upon exercise of warrants.

(9)	Includes 173,611 shares of common stock issuable upon exercise of options.

(10)	Includes 50,000 shares of common stock issuable upon exercise of options and 21,500 shares of common stock issuable upon exercise of warrants.

(11)	Includes 50,000 shares of common stock issuable upon exercise of options.

(12)	Includes 5,008,624 shares of common stock issuable upon exercise of options and 471,930 shares of common stock issuable upon exercise of warrants.

(13)
We understand that Amir L. Ecker and Carol G. Frankenfield are the General Partners of ACT Capital Management, LLLP and Act Capital Partners, LP and that voting and investment decisions made on behalf of ACT Capital Management, LLLP are made primarily by its General Partners. This figure does not include 3,200,000 shares of common stock issuable upon exercise of outstanding warrants which are not currently exercisable as a result of aggregate holdings limitations set forth in the warrants. Also includes 66,000 shares of common stock held in various accounts of which Mr. Ecker personally has sole investment and voting power, 15,000 shares of common stock held by Ms. Frankenfield, 10,000 shares of common stock held jointly by Ms. Frankenfield and her husband, and 2,100 shares of common stock held by Ms. Frakenfeld’s husband. Also includes 960,000 shares of common stock acquired upon the conversion of the Series 2008 Convertible Preferred Stock, as well as 960,000 shares of common stock issuable upon exercise of outstanding Series B Warrants at an exercise price of $1.00 per share.

(14)
Mr. Porter is the General Partner for Porter Partners, L.P. and Ben Joseph Partners. Porter Partners, L.P. beneficially owns 2,995,000 shares of common stock, of which approximately 1,325,000 such shares are issuable upon exercise of outstanding warrants. The beneficial ownership of Porter Partners, L.P. does not include approximately 75,000 shares of common stock issuable upon exercise of outstanding warrants which are not currently exercisable as a result of aggregate holdings limitations set forth in the warrants. Ben Joseph Partners beneficially owns 285,000 shares of common stock, of which 142,500 such shares are issuable upon exercise of outstanding warrants.

(15)
Includes 1,285,000 shares of common stock issuable upon exercise of outstanding warrants but does not include approximately 675,000 shares of common stock issuable upon exercise of outstanding warrants which are not currently exercisable as a result of aggregate holdings limitations set forth in the warrants.

Item 13. Certain Relationships and Related Transactions and Director Independence.
Fordham Financial Management, Inc.
We issued to Fordham Financial Management, Inc., or Fordham Financial, warrants to purchase an aggregate of 4,119,194 shares of our common stock, after giving effect to certain anti-dilution protection adjustments. The warrants, which Fordham Financial received for its placement services pursuant to the Amended and Restated Placement Agent Agreement and the Placement Agent Agreement described below, represented approximately 6.5% of our common stock as of December 31, 2008 determined in accordance with the beneficial ownership rules of the SEC — see the beneficial ownership table under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on pages 54-55 of this report. Fordham Financial has distributed warrants to purchase an aggregate of 2,142,676 to current and former employees pursuant to arrangements that these persons have or had with Fordham Financial in connection with their services in the private placement of our Series 1 preferred stock in which Fordham Financial served as placement agent.
Placement Agent Agreements
In June 2008, we entered into an Amended and Restated Placement Agent Agreement with Fordham Financial and Carter Securities, LLC. As consideration for the placement services rendered by the placement agents, including Fordham Financial, in connection with our July 2008 public offering, during the period from May 2008 to July 2008 Fordham Financial received:
•	a total of $276,000 in commissions, which represented 7% of the gross proceeds we received for units placed by Fordham Financial;

•	reimbursement of out of pocket expenses not to exceed $20,000 and the fees of Fordham Financial’s legal counsel of up to $50,000 plus approved disbursements; and

•
warrants to purchase 281,578 shares of common stock, which represented 5% of the aggregate number of units sold in the offering. The warrants are currently exercisable, have an exercise price of $1.00 per share and expire July 14, 2013.

Pursuant to the terms and provisions of the Amended and Restated Co-Placement Agent Agreement, we agreed to indemnify and hold harmless the agents, including Fordham Financial, and any sub-agent and/or selected dealer, their affiliates, and their respective controlling persons, directors, officers, shareholders, agents and employees (each referred to as an Indemnified Person) from and against any and all claims, actions, suits, proceedings (including those of shareholders), damages, liabilities and expenses incurred by any of them (including the reasonable fees and expenses of counsel) which were (A) related to or arise out of (i) any actions taken or omitted to be taken (including any untrue statements made or any statements omitted to be made) by our Company in the July 2008 public offering, or (ii) any actions taken or omitted to be taken by any Indemnified Person in connection with our Company’s engagement (directly or indirectly) of any agent, including Fordham Financial, or (B) otherwise relate to or arise out of any agent’s, including Fordham Financial’s, activities on our Company’s behalf pursuant to the Amended and Restated Co-Placement Agent Agreement.
In December 2007, Fordham Financial served as a selected dealer in connection with our December 2007 public offering. In consideration for the services rendered by Fordham Financial in connection with the December 2007 public offering, Fordham Financial received a total of $30,720 in commissions, which represented 7% of the gross proceeds we received for units distributed by Fordham Financial. In addition, under a placement agent agreement, which covered Fordham Financial’s activities in the December 2007 public offering, we agreed to indemnify and hold harmless any Indemnified Person, including Fordham Financial, from and against any and all claims, actions, suits, proceedings (including those of shareholders), damages, liabilities and expenses incurred by any of them (including the reasonable fees and expenses of counsel) which were (A) related to or arise out of (i) any actions taken or omitted to be taken (including any untrue statements made or any statements omitted to be made) by our Company in the December 2007 public offering, or (ii) any actions taken or omitted to be taken by any Indemnified Person in connection with our Company’s engagement (directly or indirectly) of any agent, including Fordham Financial, or (B) otherwise relate to or arise out of any agent’s, including Fordham Financial’s, activities on our Company’s behalf pursuant to the placement agent agreement.
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

•
warrants to purchase an aggregate of up to 2,822,000 shares of our common stock, which represented a warrant to purchase 6,800 shares of our common stock for each unit of 17,000 shares of Series 1 preferred stock placed by Fordham Financial. The warrants are currently exercisable, have an exercise price of $1.80 per share and expire on November 8, 2010. The warrants also contain weighted average anti-dilution protection and a cashless exercise provision. Pursuant to the weighted average anti-dilution protection, the exercise price of the warrants have been adjusted so that an additional 1,297,194 shares of common stock are issuable upon exercise of the warrants at an adjusted exercise price of $1.23 per share.

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
Item 14. Principal Accountants Fees and Services.
The Audit Committee of the Board has appointed Deloitte & Touche LLP as our independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2008. Deloitte & Touche LLP has served as our independent registered public accounting firm since February 2006. Prior to 2006, we did not have an independent registered public accounting firm audit our financial statements or provide other audit services.
The Audit Committee pre-approved the audit fees, audit-related fees, tax fees and all other fees described below in accordance with our pre-approval policy and believes such fees are compatible with the independence of Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates.

	2008	2007

Audit Fees	$165,000	$160,000
Audit Related Fees	$56,000	$86,000
Tax Fees	$0	$0
All Other Fees	$0	$0
Audit Fees. The “Audit Fees” are the aggregate fees billed by Deloitte & Touche LLP for professional services rendered in 2008 and 2007 for the audit of our annual financial statements and for review of financial statements included in our quarterly reports on Form 10-Q or for services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements for those fiscal years.
Audit-Related Fees. The “Audit Related Fees” are the aggregate fees paid to Deloitte & Touche LLP for their consent to the incorporation by reference of our financial statements in various registration statements. in 2008 and 2007.
Tax Fees. There were no fees billed in 2008 or 2007 for tax compliance, tax advice or tax planning services.
All Other Fees. There were no fees billed in 2008 or 2007 for other products or services provided by Deloitte & Touche LLP besides the services reported above under “Audit Fees.”
Pre-approval Policies and Procedures.
The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with during 2008 and 2007.
Director Independence.
For information on director independence, please see the section of this report titled “Directors and Executive Officers and Corporate Governance.”

Item 15. Exhibit Index.

Exhibit
No.		Description of Exhibit
2.1
Agreement and Plan of Merger and Reorganization, dated October 6, 2005, among the Registrant, PolyMedix Merger Sub, Inc., PolyMedix Pharmaceuticals, Inc. and those stockholders of Registrant identified on Exhibit A thereto.(1)

3.1		Amended and Restated Certificate of Incorporation of Registrant.(1)
3.2		Amendment to the Amended and Restated Certificate of Incorporation of Registrant.(1)
3.3		Amended and Restated By-Laws of Registrant.(1)
3.4		Amendment to Amended and Restated By-Laws of Registrant.(1)
3.5		Amendment to the Amended and Restated Certificate of Incorporation of Registrant, as amended.(2)
3.6		Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant, as amended. (3)
4.1		Form of common stock Purchase Warrant issued to Fordham Financial Management, Inc. on November 8, 2005, December 8, 2005, January 10, 2006 and February 15, 2006.(1)
4.2		Form of common stock Purchase Warrant. (4)
4.3		Form of Registration Rights Substitution Agreement.(5)
4.4		Form of Amendment No. 1 to Registration Rights Substitution Agreement.(6)
4.5		Form of Amendment No. 2 to Registration Rights Substitution Agreement.(7)
4.6		Form of Series A Warrant Agreement (including Series A Warrant certificate).(8)
4.7		Form of Placement Agent Warrant.(8)
4.8		Form of Securities Purchase Agreement as executed by the Registrant and the Investors. (9)
4.9		Form of Series B Warrant to Purchase Capital Stock. (9)
10.1		Patent License Agreement, dated January 3, 2003, between the Registrant and the University of Pennsylvania.(1)
10.2		Letter Agreement, dated December 23, 2003, amending the Patent License Agreement, dated January 3, 2003, between the Registrant and the University of Pennsylvania.(1)
10.3		Software License Agreement, dated May 30, 2003, between the Registrant and the University of Pennsylvania.(1)
10.4		Exclusive License Agreement, dated January 2, 2005, between the Registrant and the University of Massachusetts.(1)
10.5	**	Employment Agreement, dated July 30, 2002, between Nicholas Landekic and the Registrant.(1)
10.6	**	Employment Agreement, dated December 5, 2005, between Edward Smith and the Registrant.(1)
10.7	**	Employment Agreement, dated March 28, 2003, between Richard Scott, Ph.D. and the Registrant.(1)
10.8		Letter Agreement, dated February 25, 2004, between Dr. William DeGrado and the Registrant.(1)
10.9		Lab/Office Space License Agreement for 3701 Market Street, dated February 22, 2006, between the Registrant and the University City Science Center.(1)
10.10		Pennsylvania Full-Service Lease Agreement for 170 N. Radnor-Chester Road; Suite 300, Radnor, PA 19087, dated May 26, 2006, between the Registrant and the Radnor Properties — SDC, L.P.(10)
10.11	**	Amended and Restated 2005 Omnibus Equity Compensation Plan of the Registrant.(11)
10.12	**	2002 Equity Compensation Plan of the Registrant.(12)
10.13	**	Form of Incentive Stock Option Agreement.(1)
10.14	**	Form of Nonqualified Stock Option Agreement.(1)
10.15		Sponsored Research Agreement, dated January 5, 2004, between the Registrant and the University of Massachusetts.(13)
10.16		Merrill Lynch Loan Management Account Agreement, dated April 13, 2006, between the Registrant and Merrill Lynch Bank USA.(10)
10.17	**	Employment Agreement, dated October 19, 2006, between R. Eric McAllister and the Registrant.(13)

Exhibit
No.		Description of Exhibit
10.18	**	Offer Letter to Bozena Korczak, Ph.D.(14)
10.19		Form of Amended and Restated Co-Placement Agent Agreement by and among the Registrant, Carter Securities, LLC and Fordham Financial Management, Inc. (9)
10.20	**	Offer Letter to J. Gregory Ford.(15)
21		List of Subsidiaries(13)
23.1	*	Consent of Deloitte & Touche LLP
24		Power of Attorney (Included on signature page)
31.1	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory arrangement.

(1)	Filed as an Exhibit to the Registration Statement on Form 10-SB (File No. 000-51895) filed on April 5, 2006 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Current Report on Form 8-K filed on June 5, 2007 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Current Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.

(4)	Filed as an Exhibit to Amendment No. 5 to the Registration Statement on Form SB-2 (File No. 333-146180) on November 30, 2007 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Registration Statement on Form SB-2 (File No. 333-146180) on September 19, 2007 and incorporated herein by reference.

(6)	Filed as an Exhibit to Amendment No. 1 to the Registration Statement on Form SB-2 (File No. 333-146180) on October 4, 2007 and incorporated herein by reference.

(7)	Filed as an Exhibit to Amendment No. 2 to the Registration Statement on Form SB-2 (File No. 333-146180) on October 16, 2007 and incorporated herein by reference.

(8)	Filed as an Exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-151084) on June 27, 2008 and incorporated herein by reference.

(9)	Filed as an Exhibit to the Current Report on Form 8-K filed on September 24, 2008 and incorporated herein by reference.

(10)	Filed as an Exhibit to Amendment No. 2 to the Registration Statement on Form 10-SB/A (File No. 000-51895) filed on June 19, 2006 and incorporated herein by reference.

(11)	Filed as Appendix A to the Registrant’s Definitive Proxy Statement filed on April 10, 2008 and incorporated herein by reference.

(12)	Filed as an Exhibit to the Registration Statement on Form S-8 (File No. 333-139686) and incorporated herein by reference.

(13)	Filed as an Exhibit to the Annual Report on Form 10-KSB filed on March 19, 2007 and incorporated herein by reference.

(14)	Filed as an Exhibit to the Current Report on Form 8-K filed on November 16, 2007 and incorporated herein by reference.

(15)	Filed as an Exhibit to the Current Report on Form 8-K filed on December 4, 2008 and incorporated herein by reference.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PolyMedix, Inc.

March 23, 2009	By:	/s/ Nicholas Landekic
Date		Nicholas Landekic
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
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date
/s/ Nicholas Landekic Nicholas Landekic	President & Chief Executive Officer (Principal Executive Officer)	March 23, 2009

/s/ Edward F. Smith Edward F. Smith	Vice President, Finance & Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2009

/s/ Frank Slattery, Jr. Frank Slattery, Jr.	Chairman of the Board of Directors	March 23, 2009

/s/ Brian Anderson Brian Anderson	Director	March 23, 2009

/s/ Richard W. Bank, M.D. Richard W. Bank, M.D.	Director	March 23, 2009

/s/ William N. Kelley, M.D. William N. Kelley, M.D.	Director	March 23, 2009

/s/ Michael E. Lewis, Ph.D. Michael E. Lewis, Ph.D.	Director	March 23, 2009

/s/ Stefan D. Loren, Ph.D. Stefan D. Loren, Ph.D.	Director	March 23, 2009

/s/ Shaun F. O’Malley Shaun F. O’Malley	Director	March 23, 2009

FINANCIAL STATEMENTS
POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007 AND
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
AND FOR THE PERIOD
AUGUST 8, 2002 (INCEPTION) TO DECEMBER 31, 2008
CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

PolyMedix, Inc. Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

PolyMedix, Inc. Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006, and for the Period from August 8, 2002 (Inception) to December 31, 2008	F-4

PolyMedix, Inc. Consolidated Statements of Changes in Stockholders’ Equity from August 8, 2002 (Inception) to December 31, 2008	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006, and for the Period from August 8, 2002 (Inception) to December 31, 2008	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PolyMedix, Inc.
Radnor, Pennsylvania
We have audited the accompanying consolidated balance sheets of PolyMedix, Inc. and its subsidiary (a development stage company) (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and for the period from August 8, 2002 (Inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, and for the period from August 8, 2002 (Inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 23, 2009

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$7,206	$4,936
Short-term investments	7,900	3,967
Prepaid expenses and other current assets	407	42

Total current assets	15,513	8,945

Property and Equipment:
Computers	237	243
Office furniture and lab equipment	774	774
Accumulated depreciation	(447)	(240)

Total property and equipment	564	777

TOTAL ASSETS	$16,077	$9,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,072	$2,341
Accrued expenses	933	1,372
Short-term portion of capital lease obligation	104	131

Total current liabilities	2,109	3,844

Deferred rent and other accrued expenses	825	640
Long-term portion of capital lease obligation	—	104

Total liabilities	2,934	4,588

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred Stock ($0.001 par value; 10,000 shares authorized; 0 and 0 issued and outstanding at December 31, 2008 and 2007, respectively)	—	—
Common Stock ($0.001 par value; 250,000 shares authorized; 59,845 and 32,039 issued and outstanding at December 31, 2008 and 2007, respectively)	60	32
Additional paid-in capital	49,930	30,973
Deficit accumulated during the development stage	(36,859)	(25,873)
Unrealized gain on available for sale securities	12	2

Total stockholders’ equity	13,143	5,134

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,077	$9,722

The accompanying notes are an integral part of these consolidated financial statements.

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 AND
PERIOD FROM AUGUST 8, 2002 (INCEPTION) THROUGH DECEMBER 31, 2008
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

				For the period
				August 8, 2002
				(Inception) to
	Years Ended December 31,			December 31,
	2008	2007	2006	2008
Revenues:
Grant and research revenues	$1,066	$1,126	$821	$3,513

Total revenues	1,066	1,126	821	3,513

Operating Expenses:
Research and development	$7,401	9,328	3,306	24,591
General and administrative	$4,875	4,473	4,174	17,274

Total operating expenses	12,276	13,801	7,480	41,865

Other Income:
Interest income and other expenses	224	511	693	1,493

Total other income	224	511	693	1,493

Net loss	$(10,986)	$(12,164)	$(5,966)	$(36,859)

Beneficial conversion feature, conversion inducement and dividends on preferred stock	(5,845)	(2,247)	(2,899)	(11,118)

Net loss attributable to common stockholders	$(16,831)	$(14,411)	$(8,865)	$(47,977)

Net loss per common share — basic and diluted	$(0.40)	$(0.61)	$(0.72)

Weighted average common shares outstanding — basic and diluted	42,007	23,771	12,240

The accompanying notes are an integral part of these consolidated financial statements.

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FROM AUGUST 8, 2002 (INCEPTION) THROUGH DECEMBER 31, 2008
(IN THOUSANDS)

							Deficit	Unrealized
							Accumulated	Gain/Loss on
						Unearned Stock-	During the	Available for	Total
	Common Stock		Preferred Stock		Additional	Based	Development	Sale	Stockholders’
Description	Shares	Amount	Shares	Amount	Paid-In Capital	Compensation	Stage	Securities	Equity

Balance at August 8, 2002	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	800	1	—	—	19	—	—	—	20
Issuance of Series A preferred stock	—	—	920	1	229	—	—	—	230
Issuance of restricted common stock grants	1,152	1	—	—	28	(29)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	2	—	—	2
Net loss	—	—	—	—	—	—	(162)	—	(162)

Balance at December 31, 2002	1,952	$2	920	$1	$276	$(27)	$(162)	$—	$90
Issuance of Series A-1 preferred stock	—	—	1,000	1	224	—	—	—	225
Issuance of Series A preferred stock	—	—	497	1	124	—	—	—	125
Issuance of Series B preferred stock	—	—	1,328	1	1,659	—	—	—	1,660
Issuance of common stock	432	1	—	—	10	—	—	—	11
Issuance of restricted common stock grants	227	—	—	—	5	(6)	—	—	(1)
Amortization of stock-based compensation	—	—	—	—	—	9	—	—	9
Net loss	—	—	—	—	—	—	(1,227)	—	(1,227)

Balance at December 31, 2003	2,611	$3	3,745	$4	$2,298	$(24)	$(1,389)	$—	$892
Issuance of Series B preferred stock	—	—	3,312	3	4,097	—	—	—	4,100
Issuance of common stock grants to non-employees in exchange for services	518	—	—	—	336	—	—	—	336
Amortization of stock-based compensation	—	—	—	—	—	8	—	—	8
Net loss	—	—	—	—	—	—	(1,590)	—	(1,590)

Balance at December 31, 2004	3,129	$3	7,057	$7	$6,731	$(16)	$(2,979)	$—	$3,746
Proceeds from Series B subscription receivable	—	—	—	—	40	—	—	—	40
Issuance of common stock grants to non-employees in exchange for services	196	—	—	—	127	—	—	—	127
Issuance of common stock grants	500	1	—	—	325	—	—	—	326
Issuance of stock option grants	—	—	—	—	2,855	(2,855)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	1,235	—	—	1,235
Conversion of Series A and B preferred stock to common stock	7,057	7	(7,057)	(7)	—	—	—	—	—
Issuance of common stock for net assets of PolyMedix, Inc.	1,500	1	—	—	(2)	—	—	—	(1)
Issuance of Series 1 preferred stock	—	—	5,589	6	14,140	—	—	—	14,146
Net loss	—	—	—	—	—	—	(4,764)	—	(4,764)

Balance at December 31, 2005	12,382	$12	5,589	$6	$24,216	$(1,636)	$(7,743)	$—	$14,855
Reclassification of unearned compensation on nonvested stock balance upon adoption of SFAS No. 123(R)	—	—	—	—	(1,636)	1,636	—	—	—
Issuance of Series 1 preferred stock	—	—	1,466	1	3,719	—	—	—	3,720
Issuance of common stock grants to non-employees in exchange for services	30	—	—	—	45	—	—	—	45
Amortization of stock-based compensation	—	—	—	—	1,093	—	—	—	1,093
Conversion of Series 1 preferred stock to common stock	68	—	(34)	—	—	—	—	—	—
Dividends paid on Series 1 preferred stock	—	—	462	—	—	—	—	—	—
Unrealized loss on available on sale securities	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	(5,966)	—	(5,966)

Balance at December 31, 2006	12,480	$12	7,483	$7	$27,437	$—	$(13,709)	$(1)	$13,746
Conversion of Series 1 preferred stock to common stock	15,944	16	(7,483)	$(7)	$(9)				—
Issuance of common stock grants to non-employees in exchange for services	12	—	—	—	12	—	—	—	12
Amortization of stock-based compensation	—	—	—	—	1,189	—	—	—	1,189
Proceeds from exercise of common stock options	122	1	—	—	183	—	—	—	184
Issuance of common stock to employees	—	—	—	—	58	—	—	—	58
Issuance of common stock, net of issuance costs	3,481	3	—	—	2,103	—	—	—	2,106
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	—	(12,164)	—	(12,164)

Balance at December 31, 2007	32,039	$32	—	$—	$30,973	$—	$(25,873)	$2	$5,134
Issuance of Series 2008 preferred stock, net of issuance costs	—	—	609	1	3,856	—	—	—	3,857
Conversion of Series 2008 preferred stock to common stock	6,089	6	(609)	(1)	—				5
Amortization of stock-based compensation	—	—	—	—	1,378	—	—	—	1,378
Proceeds from exercise of common stock options	214	—	—	—	214	—	—	—	214
Issuance of common stock to employees	75	—	—	—	26	—	—	—	26
Issuance of common stock, net of issuance costs	21,428	22	—	—	13,483	—	—	—	13,505
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	10	10
Net loss	—	—	—	—	—	—	(10,986)	—	(10,986)

Balance at December 31, 2008	59,845	$60	—	$—	$49,930	$—	$(36,859)	$12	$13,143

The accompanying notes are an integral part of these consolidated financial statements.

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 AND
PERIOD FROM AUGUST 8, 2002 (INCEPTION) THROUGH DECEMBER 31, 2008
(IN THOUSANDS)

				For the period
				August 8, 2002
				(Inception) to
	Years Ended December 31,			December 31,
	2008	2007	2006	2008
Cash Flows from Operating Activities:
Net loss	$(10,986)	$(12,164)	$(5,966)	$(36,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	213	195	64	523
Accretion of discount on cash equivalents and investment securities	(70)	(254)	(118)	(442)
Stock-based compensation	1,404	1,259	1,139	5,844
(Increase) decrease in prepaid expenses and other current assets	(365)	18	(39)	(407)
Increase (decrease) in accounts payable, accrued expenses and deferred rent	(1,122)	2,657	601	2,785
Loss on disposal of fixed assets	—	23	—	23

Net cash used in operating activities	(10,926)	(8,266)	(4,319)	(28,569)

Cash Flows from Investing Activities:
Cash paid for property and equipment	—	(266)	(274)	(751)
Purchases of investments	(9,553)	(9,880)	(10,810)	(30,243)
Proceeds from maturities of investments	5,700	12,098	5,000	22,798

Net cash provided by (used in) investing activities	(3,853)	1,952	(6,084)	(8,196)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, net of financing costs	16,966	2,558	3,720	43,800
Proceeds from warrant and stock option exercises	214	184	—	398
Principal payments on capital lease obligations	(131)	(93)	(3)	(227)

Net cash provided by financing activities	17,049	2,649	3,717	43,971

Net increase (decrease) in cash and cash equivalents	2,270	(3,665)	(6,686)	7,206

Cash and cash equivalents — beginning of period	4,936	8,601	15,287	—

Cash and cash equivalents — end of period	$7,206	$4,936	$8,601	$7,206

Non-Cash Investing Activities:
Property and equipment acquired under capital lease	$—	$228	$103	$331
Capital expenditures acquired on account	$—	$30	$83	$30

Non-Cash Financing Activities:
Conversion inducement and dividends on Series 1 Preferred Stock and Beneficial conversion feature on Series 2008 Preferred Stock	$5,845	$2,247	$3,026	$11,118
Warrants issued to placement agent	$783	$—	$446	$2,932
Accrued financing costs	$51	$452	$—	$51
Capital lease obligation	$—	$228	$103	$331
The accompanying notes are an integral part of these consolidated financial statements.

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007 AND
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
AND FOR THE PERIOD
AUGUST 8, 2002 (INCEPTION) TO DECEMBER 31, 2008
In these consolidated financial statements, “PolyMedix,” “we,” “us” and “our” refer to PolyMedix, Inc. and its wholly owned subsidiary PolyMedix Pharmaceuticals, Inc. and “Common Stock” refers to PolyMedix’s Common Stock, par value $0.001 per share
NOTE 1 — ORGANIZATION AND BUSINESS ACTIVITIES
We are a development stage biotechnology company focused on treating life threatening, serious infectious diseases and acute cardiovascular disorders with synthetic small molecule compounds that mimic the activity of large natural protein molecules, compounds referred to as biomimetics. Using our proprietary computational drug design technology, we have created novel defensin mimetic antibiotic compounds, heparin antagonist compounds and other drug compounds intended for human therapeutic use. Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing and human clinical trials of our product candidates, exploring marketing channels and recruiting personnel.
We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through December 31, 2008 aggregated $36,859,000, and we expect to continue to incur substantial losses in future periods. None of our product candidates have received regulatory approval for commercial sale and our product candidates may never be commercialized. In addition, all of our product candidates are in the early stages of development and several programs are on hold pending additional financing. The progress and results of our current and any future clinical trials or future pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected. Our development programs require a significant amount of cash to support the development of product candidates.
We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors. We anticipate that in order to achieve our operational objectives, including our plans during 2009 for starting and completing Phase 1b studies as well as beginning preparation for Phase 2 studies for each of our PMX-30063 and PMX-60056 product candidates, our expenses and cash requirements will increase from historical levels and we anticipate the need to raise additional capital during 2009 in order to fully fund the research and development of our product candidates. We believe that our current cash and investment balances will fund our planned Phase 1 studies for PMX-30063 and PMX-60056 and can fund our operations for at least the next twelve months.
Our current cash and investment balances are not sufficient to fund the Phase 2 development of either of our two lead product candidates. We do not plan to initiate our Phase 2 development activities until additional financing is secured. We expect to seek additional funds through equity or debt financing, among other sources. In addition, we may actively seek funds through government grants and contracts. However, as a result of current conditions in the equity and debt markets, we may not be able to obtain additional funding on favorable terms, if at all. In addition, we if we choose to apply for government grants and contracts, there is no guarantee of acceptance of our applications. If additional capital resources are not obtained by the end of the second quarter of 2009, we will scale-back, postpone or eliminate certain of our future research, drug discovery or development programs until such additional capital resources have been obtained, and as a result, our business may be materially and adversely affected. In the absence of adequate additional funding, we believe that we have the ability to scale our operations, however in doing so our current cash and investment balances can only fund our operations into the second half of 2010.
Global market and economic conditions have been, and continue to be, disruptive and volatile. In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly. If funding is not available when needed, or is available only on unfavorable terms, meeting our capital needs or otherwise taking advantage of business opportunities may become challenging, which could have a material adverse effect on our business plans.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of PolyMedix, Inc. and its wholly owned subsidiary PolyMedix Pharmaceuticals, Inc. All intercompany accounts and transactions have been eliminated in consolidation.
Development Stage Company
We are considered to be in the development stage as defined in Statements of Financial Accounting Standards (SFAS) No.7, Accounting and Reporting by Development Stage Enterprises. We have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital.
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
Short-Term Investments
Investments purchased with a maturity of more than three months, and which mature less than twelve months from the balance sheet date, are classified as short-term investments. We generally hold investments to maturity, however, since we may, from time to time, sell securities to meet cash requirements, we classify our investments as available-for-sale as defined by Statement of Financial Accounting Standards (“SFAS”), No. 115, Accounting for Certain Investments in Debt and Equity Securities” Available-for-sale securities are carried at market value with unrealized gains and losses reported as a separate component of Stockholders’ Equity.
Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the assets; three years for computer equipment and related software, seven years for office furniture and five years for lab equipment. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operating expenses. Depreciation expense was $213,000, $195,000, $64,000 and $523,000 for the years ended December 31, 2008, 2007 and 2006 and for the period from August 8, 2002 (Inception) to December 31, 2008 respectively.
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
Income Taxes
We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and the expected benefits of using net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the consolidated financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. At December 31, 2008 and 2007, we have concluded that a full valuation allowance is necessary for deferred tax assets. (See Note 5).
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
Loss per Share of Common Stock
We calculate our loss per share under the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires a dual presentation of “basic” and “diluted” loss per share on the face of the income statement. Basic loss per share is computed by dividing loss by the weighted average number of shares of Common Stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as unvested restricted stock, convertible preferred stock, stock options and warrants, which would result in the issuance of incremental shares of Common Stock. In computing the basic and diluted net loss per share allocable to Common Stockholders the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation. Potentially dilutive securities include unvested restricted stock, convertible preferred stock, and options and warrants to purchase our Common Stock. These potentially dilutive securities are more fully described in Note 6.
Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting of comprehensive income and its components. Comprehensive loss consists of reported net income or loss and unrealized gains or losses on available for sale securities. The comprehensive loss for each of the periods presented approximates the net loss in the consolidated statements of operations.
Segment Information
We report segment information in accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. We have one reportable segment operating within the United States.
Reclassification
Certain prior year amounts have been reclassified to conform to current year presentation.

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
Stock-Based Compensation
We currently sponsor equity compensation plans. Refer to Note 6. From our inception, August 8, 2002, we applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Beginning January 1, 2006, we adopted SFAS No. 123(R), Share-based Payment (“SFAS No. 123(R)”) using the modified-prospective transition method, and as such, prior periods have not been restated. Compensation expense is recognized over the requisite service period. The total stock-based compensation expense was $1,404,000, $1,259,000, $1,139,000, and $5,844,000 for the years ended December 31, 2008, 2007 and 2006 and for the period from August 8, 2002 (Inception) to December 31, 2008, respectively.
Recently Issued and Adopted Accounting Standards
In September 2006, the Financial Accounting Standards Board (or “FASB”) issued Statement of Financial Accounting Standards (or “SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years; however, the FASB did provide a one-year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities.
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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008 (in thousands):

		Fair Value Measurements at December 31, 2008
	Total Carrying		Significant other	Significant
	value as of	Quoted prices in	observable	unobservable
	December 31,	active markets	inputs	inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Short-term investments	$7,900	$—	$7,900	$—

Total	$7,900	$—	$7,900	$—
Our short-term investments, generally fixed income government agency securities, are measured at fair value using models derived principally from or corroborated by observable market data by correlation or other means and are classified within Level 2 of the valuation hierarchy. The adoption of SFAS 157 did not have any impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 was effective for fiscal years beginning after November 15, 2007. We did not elect the fair value option available under SFAS 159 for any financial assets or liabilities.
In June 2007, the FASB ratified the consensus reached in EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (Issue No. 07-03). Issue No. 07-03 requires that non-refundable advance payments for future research and development activities should be deferred and recognized as an expense as goods are delivered or the related services are performed. Issue No. 07-03 is effective for fiscal years beginning after December 15, 2007. Issue No. 07-03 was adopted effective January 1, 2008 and did not have a material impact on our consolidated financial statements.
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share (“SFAS No. 128”). FSP EITF 03-6-1 applies to the calculation of EPS under SFAS No. 128 for share-based payment awards with rights to dividends or dividend equivalents. FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented must be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early adoption is not permitted. We do not expect EITF 03-6-1 to have a material impact on our consolidated financial statements.
In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. We are currently evaluating the impact of the pending adoption of EITF No. 07-05 on our consolidated financial statements.
NOTE 3 — SHORT-TERM INVESTMENTS
Short-term investments consist of investment grade fixed income securities with original maturities of greater than three months. All investments are classified as “available for sale”, and are considered current assets. As of December 31, 2008, all short-term investments had maturities of less than one-year.
The following summarizes the short-term investments as of December 31, 2008 and December 31, 2007, which were invested solely in U.S. government obligations (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2008	$7,888	$12	$—	$7,900

December 31, 2007	$3,965	$2	$—	$3,967
NOTE 4 — ACCRUED EXPENSES
At December 31, 2008 and 2007, accrued expenses consisted of the following (in thousands):

	2008	2007
Payroll related costs	$479	$280
Research and development related costs	318	827
Other costs	136	265

Total accrued expenses	$933	$1,372

NOTE 5 — PROVISION FOR INCOME TAXES
We account for income taxes using the asset and liability approach as required by FASB No. 109. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. This method also requires the recognition of future tax benefits, such as net operating loss carryforwards and research and development credits, to the extent that realization of such benefits is more likely than not. At December 31, 2008 and 2007, deferred tax assets consisted of the following (in thousands):

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$11,710	$7,998
Stock compensation expense	1,592	1,163
Contribution carryforward	33	33
R & D credit carryforward	1,373	998
Depreciation	(70)	(57)
Straight-line rent	335	254
Other	271	265

Gross deferred tax asset	15,244	10,654
Valuation allowance	(15,244)	(10,654)
Net deferred tax asset	$—	$—
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

				Period from
				August 8,
				2002
				(Inception) to
	Years Ended December 31,			December 31,
	2008	2007	2006	2008
Loss before provision for income taxes	$(10,986)	$(12,164)	$(5,966)	$(36,859)

Tax at federal statutory rate	(3,735)	(4,138)	(2,028)	(12,533)
State taxes, net of federal benefit	(883)	(908)	(390)	(2,692)
Research and development credits	(290)	(348)	(159)	(959)
Other permanent differences	113	74	20	210
Other	205	49	476	730
Change in valuation allowance	4,590	5,271	2,081	15,244
Provision for income taxes	$—	$—	$—	$—
We have available at December 31, 2008, approximately $29,000,000 in unused federal and state operating loss carryforwards that expire between 2022 and 2028. We also have available at December 31, 2008, approximately $1,400,000 unused federal research and development credit carryforwards that may provide future tax benefits and expire between 2024 and 2028.

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
We file income tax returns in the U.S. federal jurisdiction and Pennsylvania. Our policy is to record interest and penalties on uncertain tax positions as income tax expense. The tax years back to 2002 remain open to examination by the major taxing jurisdictions where we file. Net operating loss and credit carryforwards from earlier periods also remain open to examination by taxing authorities, and will for a period post utilization. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months. Any changes in the future would also have no impact on the effective tax rate due to the existence of a full valuation allowance. As of December 31, 2008, we had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.
NOTE 6 — STOCKHOLDERS’ EQUITY
Common Stock
We are authorized to issue 250,000,000 shares of Common Stock, with a par value of $0.001, of which 59,845,000 and 32,039,000 were issued and outstanding at December 31, 2008 and 2007, respectively.
In December 2008, our then outstanding 608,834 shares of Series 2008 Convertible Preferred Stock (“Series 2008 Preferred Stock”), originally issued in September 2008, automatically converted to 6,088,340 shares of Common Stock. See Preferred Stock section below.
In July 2008, we completed a registered offering of 21,428,000 units. Each unit consisted of one share of our Common Stock and a Series A Warrant to purchase one share of our Common Stock. Each unit was priced at $0.70 per unit with the exercise price of the Series A Warrants issued at $1.00 per share. We received gross proceeds of $15,000,000 in the registered offering before fees and expenses. In connection with this registered offering, we incurred commission fees and expenses of approximately $1,496,000.
In December 2007, we completed a registered offering of 2,943,000 units. Each unit consisted of one share of our Common Stock and a warrant to purchase one share of our Common Stock. Each unit was priced at a $1.10 per unit and the exercise price of the warrants issued is also $1.10. We received gross proceeds of $3,238,000 in the registered offering before fees and expenses. In connection with this registered offering, we paid commission fees and expenses of $1,132,000.

Preferred Stock
We are authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.001, of which no shares were issued and outstanding at December 31, 2008 and 2007, respectively.
In September 2008, we completed a private placement offering of 608,834 units. Each unit consisted of one share of our 2008 Preferred Stock and a Series B Warrant. Each unit was priced at a $7.00 per unit. During December 2008, each share of 2008 Preferred Stock automatically converted into 10 shares of Common Stock and the Series B Warrants became exercisable for Common Stock immediately, and without any action on the part of the holder of such shares of 2008 Preferred Stock or Series B Warrants, upon the effectiveness of an amendment (the “Certificate Amendment”) to our Amended and Restated Certificate of Incorporation, as amended (the “Certificate”), to increase the number of shares of Common Stock authorized for issuance by us under the Certificate to an amount sufficient to cover the issuance of shares of Common Stock upon conversion of the 2008 Preferred Stock and the issuance of shares of Common Stock issuable after such conversion upon exercise of all of the Series B Warrants. The conversion of the Series 2008 Preferred Stock triggered the recognition of a beneficial conversion feature of approximately $5,845,000, which was included in our net loss in arriving at net loss attributable to Common Stockholders. We received gross proceeds of $4,262,000 in the private placement before fees and expenses. In connection with this private placement, we incurred commission fees and expenses of approximately $401,000.
During the second quarter of 2007, our stockholders voted to approve an amendment to our Series 1 Preferred Stock certificate of designations to provide for the automatic and immediate conversion of each share of Series 1 Preferred stock into 2.247 shares of our Common Stock. The fair value of the additional shares paid to the then Series 1 Preferred stockholders was approximately $2,247,000, which has been deducted from our net loss in arriving at net loss attributable to Common Stock holders. In addition, notwithstanding the conversion, these former holders of Series 1 preferred stock maintained their weighted average anti-dilution protection through December 31, 2007. As a result of the registered offering of Common Stock in December 2007, which closed during the fourth quarter of 2007 and in satisfaction of the weighted average anti-dilution protection then in place, we issued to the former holders of Series 1 preferred stockholders 538,000 shares of Common Stock.
Warrants
In connection with the private placement and subsequent conversion of the Series 2008 Preferred Stock (described above), investors in the private placement received Series B Warrants presently exercisable for 6,088,340 shares of Common Stock and the placement agent and dealer received Series B Warrants presently exercisable for 279,583 shares of Common Stock. The Series B Warrants have an exercise price of $1.00 per share and that expire in July 2013. The December 2008 conversion of the Series 2008 Preferred Stock triggered the recognition of a beneficial conversion feature of approximately $2,218,000, which was included in our net loss in arriving at net loss attributable to Common Stockholders. The fair value of the warrants at the time of issuance was $3,991,000, which was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.03%; estimated life of five years and volatility of 71%.
In connection with the registered offering completed in July 2008 (described above), we issued Series A Warrants to purchase 21,428,000 shares of Common Stock to investors and Series A Warrants to purchase 1,071,000 shares of Common Stock to the placement agents and dealer at an exercise price of $1.00 per share and expire in September 2013. The fair value of the warrants at the time of issuance was $11,807,000, which was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.2% to 3.35%; estimated life of five years and volatility of 72% to 75%.
In connection with the registered offering completed in December 2007 (described above), we issued warrants to purchase 2,943,000 shares of Common Stock at an exercise price of $1.10 per share. These warrants expire in December 2012. The fair value of the warrants at the time of issuance was $2,015,000, which was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.58%; estimated life of five years and volatility of 73%.
During 2005 and 2006, we issued warrants to purchase 4,119,000 shares of Common Stock in connection with the private placement of Series 1 preferred stock at an exercise price of $1.23 per share, as adjusted for weighted average anti-dilution protection. These warrants expire in November 2010 and contain weighted average anti-dilution protection if we issue certain securities at a price per share less than $1.23 per share. The fair value of the warrants at the time of issuance was $2,149,000, which was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions: no dividends; risk-free interest rate of 4.45%; estimated life of five years and volatility of 60%.

Stock-Based Compensation
We maintain equity compensation plans under which grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards are granted to selected employees, non-employee directors and key advisors. Since our inception on August 8, 2002, we have recognized equity compensation expense over the requisite service period using the Black-Scholes-Merton formula to estimate the fair value of stock options. Beginning January 1, 2006, we adopted SFAS No. 123(R) under the modified-prospective transition approach. The following table summarizes the total stock-based compensation expense included in our Consolidated Statements of Operations (in thousands):

				Period from
				August 8, 2002
				(Inception) to
	Years Ended December 31,			December 31,
	2008	2007	2006	2008
Research and development	$440	$323	$205	$1,801
General and administrative	964	936	934	4,043

Total stock-based compensation expense	$1,404	$1,259	$1,139	$5,844

During the year ended December 31, 2008, approximately 4,807,000 stock options were awarded to non-employee directors, officers, employees and consultants. As of December 31, 2008, there were 10,210,000 shares of Common Stock issuable upon exercise of outstanding stock options and 565,000 shares of Common Stock available for issuance of future equity compensation awards in connection with our equity compensation plans.
Stock Options
As of December 31, 2008, there was approximately $3,645,000 of total unrecognized compensation cost related to non-vested stock options, which will be amortized over the weighted average remaining service period of approximately 1.37 years. This expected cost does not include the impact of any future stock option awards. Options granted are generally exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair value on the date of grant and generally vest over terms ranging from immediately to four years. A summary of the status of our stock options as of December 31, 2008 and changes during the year ended December 31, 2008 is presented below (in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Options	per share	Life (in years)	Value
Outstanding at beginning of period	5,421	$1.75
Granted	4,807	$1.10
Exercised	—	—
Expired	—	—
Forfeited	(18)	$1.65

Outstanding at end of period	10,210	$1.44	8.46	$836
Exercisable at end of period	5,040	$1.61	7.39	$189

The aggregate intrinsic value in the preceding tables represent the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on the last day of 2008. Intrinsic value is determined by calculating the difference between the value of our stock on the last day of the year and the exercise price, multiplied by the number of options.
The following table summarizes the fair value of options granted during the years ended December 31, 2008, 2007 and 2006 and for the period from August 8, 2002 (Inception) to December 31, 2008, respectively (in thousands, except per share amounts):

				Period from
				August 8, 2002
				(Inception) to
	Years Ended December 31,			December 31,
	2008	2007	2006	2008
Fair value of options granted	$3,210	$1,228	$1,475	$8,768
Fair value of options granted (per share)	$0.67	$0.91	$1.20	$0.81
The fair value of options granted is amortized over the requisite service period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton formula with the following weighted average assumptions:

	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Range of risk free interest rates	1.37% – 3.25%	3.84% – 4.85%	4.30% – 4.96%
Dividend yield	0%	0%	0%
Expected volatility	69% – 75%	63% – 71%	41% – 60%
Expected life of options (in years)	5	5	5
Forfeitures	0%	0%	0%
Expected volatility and expected life for the years ended December 31, 2008, 2007 and 2006 were estimated based upon historical activity, when available, and our benchmark analysis of selected companies. The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant. We currently estimate that all of our outstanding options will vest.
Restricted Common Stock Grants
We have also issued shares of restricted Common Stock to selected employees, non-employee directors and key advisors. During the three-year period ended December 31, 2008, there were no grants of restricted stock As of December 31, 2008, there was no unrecognized compensation cost related to non-vested restricted stock grants. The restriction period for restricted stock awards was for a four year vesting period, commencing from the grant date.
A summary of the status of our unvested restricted stock awards as of December 31, 2008, 2007 and 2006 and changes during the years ended December 31, 2008, 2007 and 2006, and for the period from August 8, 2002 (Inception) to December 31, 2008, respectively, are presented below (in thousands):

				Period from
				August 8, 2002
				(Inception) to
	Years Ended December 31,			December 31,
	2008	2007	2006	2008
Restricted Common Stock — beginning of period	—	12	291	—

Awards Granted	—	—	—	1,464

Awards Vested	—	(12)	(279)	(1,379)
Awards Forfeited	—	—	—	(85)

Restricted Common Stock — end of period	—	—	12	—

The total grant date fair value of these restricted stock awards was $34,000. All restricted shares awarded have grant date fair values of $0.025 per share.
Common Stock Grants
We also issued Common Stock grants to selected employees, non-employee directors and key advisors. For the years ended December 31, 2006, and for the period from August 8, 2002 (Inception) to December 31, 2008, we issued Common Stock grants of 30,000 and 1,244,000 shares, respectively. The fair value and expense recognized from the issuance of Common Stock grants for the years ended December 31, 2008, 2007, and 2006 and for the period from August 8, 2002 (Inception) to December 31, 2008, were $0, $0, $45,000, and $834,000, respectively.
Additionally, during January 2008, and December, 2007, in connection with agreements with certain terminated employees, we granted 50,000 and 25,000 shares, respectively, of Common Stock as a one-time termination benefit to certain employees. These shares were issued ratably over the first five-months following the grant date. During 2007, we also issued 12,500 shares to UMass in connection with our license agreement. We recognized $26,000 and $70,000, in 2008 and 2007, respectively, in equity based compensation costs associated with these shares which is included in research and development costs on our Consolidated Statements of Operations.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Capital Lease
We have entered into lease agreements for laboratory equipment. The initial obligation under these capital leases was $331,000. The value of the laboratory equipment acquired in connection with these leases was $398,000 and the depreciation associated with these assets is included along with that of other owned property and equipment. These equipment leases have terms of up to three years, at interest rates ranging from 9.5% to 11.5% and contain bargain purchase options. In connection with these capital leases, we will pay $108,000 during 2009, $4,000 of which will be for interest. These capital leases end during 2009.
Operating Lease
In June 2006, we entered into an operating lease agreement for 24,223 square feet of combined office and laboratory space located in Radnor, Pennsylvania. The initial term of the lease is 12 years. Payments under the lease commenced on December 1, 2006. Our annual future minimum lease payments under this non-cancelable operating lease are as follows (in thousands):

Operating Leases
2009	$497
2010	589
2011	667
2012	686
2013	705
Thereafter	3,610

Total minimum lease payments	$6,754

Prior to the commencement of our current operating lease for our Radnor Facility, we leased approximately 3,500 square feet of combined office and laboratory space on a month-to-month basis in Philadelphia, Pennsylvania. Rent expense was $598,000, $598,000 and $559,000 and $1,877,000 for the years ended December 31, 2008, 2007, and 2006, and for the period from August 8, 2002 (Inception) to December 31, 2008, respectively.
Patent License Agreements
University of Pennsylvania. In January 2003, we entered into a Patent License Agreement with the University of Pennsylvania, or Penn. Under the terms of the agreement, we were granted an exclusive, worldwide royalty-bearing license to make and sell products utilizing seven of Penn’s issued or pending patents for the life of such patents. One issued patent and five patent applications cover the composition of matter on antimicrobial compounds, including small molecules, oligomers and polymers. One patent application covers the composition and use of polycationic compounds for treating cancer. If a change-of-control event occurs, in which we transfer the license to these patents to a third party, we are acquired by another company, or we conduct an initial public offering of our securities, we are required to pay a 3% royalty on the gross sales for licensed products that are sold as pharmaceuticals and a 1.5% royalty on products sold as coatings for use in medical devices. We are permitted to sublicense the patents provided that (a) the sublicensee is prohibited from further licensing of the patents and (b) the sublicensee is subject to all of the terms of the original license granted to us. In addition, we are required to share with Penn any consideration we receive from sublicensing our patents to a third party.
University of Massachusetts. In January 2004, we entered into a five-year sponsored research agreement with UMass. Under the terms of this agreement, we have the exclusive option to license any intellectual property that may be generated by Dr. Gregory Tew pursuant to research sponsored under the agreement. We may exercise this option by issuing 7,500 shares of our Common Stock to UMass for each $100,000 of research conducted by Dr. Tew. If we exercise this option, we are also required to reimburse UMass for direct patent costs incurred by it for the patents licensed by us. During 2007, we issued 12,500 shares to UMass in connection with this agreement. We sponsored $36,000 and $107,000, $118,000 of Dr. Tew’s research for 2008, 2007 and 2006, respectively.
Other
Agreements with Employees. We have entered into employment agreements with various executives. These agreements provide for severance arrangements and accelerated vesting of equity compensation awards in the event that the executive is terminated by us other than for cause or disability or if the executive resigns for good reason.
Credit Line. In April 2006, we entered into a line of credit agreement with a financial institution. This line of credit provides for monthly interest-only payments at a variable per annum rate of 3% plus the 30-day LIBOR rate. The amount available under this line of credit ranges from 85% to 92% of cash and investments pledged as collateral, based upon the amount and security type. There is currently no outstanding balance on this line of credit. In June 2006, we entered into a letter of credit agreement with the same financial institution to secure our payment obligations under our facility operating lease. This letter of credit is for $1,400,000, expires on December 1, 2009 and is secured by our credit line.
Termination Benefits. During January, 2008, and December, 2007, in connection with agreements with certain terminated employees, we granted 50,000 and 25,000 shares, respectively, of Common Stock as a one-time termination benefit to certain employees. These shares will be issued ratably over the first five-months following the grant date. We recognized $26,000 and $58,000, in 2008 and 2007, respectively, in equity based compensation costs associated with these shares which is included in research and development costs on our Consolidated Statements of Operations.

NOTE 8 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following tables set forth certain unaudited financial information for each of the quarters in the years ended December 31, 2008 and 2007. This unaudited quarterly information has been prepared on the same basis as the audited financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the audited financial statements and notes. We believe that quarter-to-quarter comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance (in thousands, except per share amounts).

	Q1	Q2	Q3	Q4		Year
2008:
Grant and research revenues	$991	$18	$39	$18		$1,066
Operating expenses	3,881	2,950	3,055	2,390	*	12,276
Net loss	(2,823)	(2,904)	(2,955)	(2,304	)*	(10,986)
Net loss per common share — basic and diluted	$(0.09)	$(0.09)	$(0.06)	$(0.15)		$(0.40)
2007:
Grant and research revenues	$233	$168	$599	$126		$1,126
Operating expenses	2,351	3,595	3,686	4,169	**	13,801
Net loss	(1,949)	(3,284)	(2,973)	(3,958	)**	(12,164)
Net loss per common share — basic and diluted	$(0.14)	$(0.24)	$(0.10)	$(0.14)		$(0.61)

*	includes adjustment of $126,000, which resulted from our reduced estimated bonus accrual

**	includes adjustment of $439,000, which resulted from our reduced estimated bonus accrual

EXHIBIT INDEX

Exhibit
No.		Description of Exhibit
2.1
Agreement and Plan of Merger and Reorganization, dated October 6, 2005, among the Registrant, PolyMedix Merger Sub, Inc., PolyMedix Pharmaceuticals, Inc. and those stockholders of Registrant identified on Exhibit A thereto.(1)

3.1		Amended and Restated Certificate of Incorporation of Registrant.(1)
3.2		Amendment to the Amended and Restated Certificate of Incorporation of Registrant.(1)
3.3		Amended and Restated By-Laws of Registrant.(1)
3.4		Amendment to Amended and Restated By-Laws of Registrant.(1)
3.5		Amendment to the Amended and Restated Certificate of Incorporation of Registrant, as amended.(2)
3.6		Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant, as amended. (3)
4.1		Form of common stock Purchase Warrant issued to Fordham Financial Management, Inc. on November 8, 2005, December 8, 2005, January 10, 2006 and February 15, 2006.(1)
4.2		Form of common stock Purchase Warrant. (4)
4.3		Form of Registration Rights Substitution Agreement.(5)
4.4		Form of Amendment No. 1 to Registration Rights Substitution Agreement.(6)
4.5		Form of Amendment No. 2 to Registration Rights Substitution Agreement.(7)
4.6		Form of Series A Warrant Agreement (including Series A Warrant certificate).(8)
4.7		Form of Placement Agent Warrant.(8)
4.8		Form of Securities Purchase Agreement as executed by the Registrant and the Investors. (9)
4.9		Form of Series B Warrant to Purchase Capital Stock. (9)
10.1		Patent License Agreement, dated January 3, 2003, between the Registrant and the University of Pennsylvania.(1)
10.2		Letter Agreement, dated December 23, 2003, amending the Patent License Agreement, dated January 3, 2003, between the Registrant and the University of Pennsylvania.(1)
10.3		Software License Agreement, dated May 30, 2003, between the Registrant and the University of Pennsylvania.(1)
10.4		Exclusive License Agreement, dated January 2, 2005, between the Registrant and the University of Massachusetts.(1)
10.5	**	Employment Agreement, dated July 30, 2002, between Nicholas Landekic and the Registrant.(1)
10.6	**	Employment Agreement, dated December 5, 2005, between Edward Smith and the Registrant.(1)
10.7	**	Employment Agreement, dated March 28, 2003, between Richard Scott, Ph.D. and the Registrant.(1)
10.8		Letter Agreement, dated February 25, 2004, between Dr. William DeGrado and the Registrant.(1)
10.9		Lab/Office Space License Agreement for 3701 Market Street, dated February 22, 2006, between the Registrant and the University City Science Center.(1)
10.10		Pennsylvania Full-Service Lease Agreement for 170 N. Radnor-Chester Road; Suite 300, Radnor, PA 19087, dated May 26, 2006, between the Registrant and the Radnor Properties — SDC, L.P.(10)
10.11	**	Amended and Restated 2005 Omnibus Equity Compensation Plan of the Registrant.(11)
10.12	**	2002 Equity Compensation Plan of the Registrant.(12)
10.13	**	Form of Incentive Stock Option Agreement.(1)
10.14	**	Form of Nonqualified Stock Option Agreement.(1)
10.15		Sponsored Research Agreement, dated January 5, 2004, between the Registrant and the University of Massachusetts.(13)
10.16		Merrill Lynch Loan Management Account Agreement, dated April 13, 2006, between the Registrant and Merrill Lynch Bank USA.(10)
10.17	**	Employment Agreement, dated October 19, 2006, between R. Eric McAllister and the Registrant.(13)
10.18	**	Offer Letter to Bozena Korczak, Ph.D.(14)
10.19		Form of Amended and Restated Co-Placement Agent Agreement by and among the Registrant, Carter Securities, LLC and Fordham Financial Management, Inc. (9)
10.20	**	Offer Letter to J. Gregory Ford.(15)
21		List of Subsidiaries (13)
23.1	*	Consent of Deloitte & Touche LLP
24		Power of Attorney (Included on signature page)
31.1	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory arrangement.

(1)	Filed as an Exhibit to the Registration Statement on Form 10-SB (File No. 000-51895) filed on April 5, 2006 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Current Report on Form 8-K filed on June 5, 2007 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Current Report on Form 8-K filed on December 12, 2008 and incorporated herein by reference.

(4)	Filed as an Exhibit to Amendment No. 5 to the Registration Statement on Form SB-2 (File No. 333-146180) on November 30, 2007 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Registration Statement on Form SB-2 (File No. 333-146180) on September 19, 2007 and incorporated herein by reference.

(6)	Filed as an Exhibit to Amendment No. 1 to the Registration Statement on Form SB-2 (File No. 333-146180) on October 4, 2007 and incorporated herein by reference.

(7)	Filed as an Exhibit to Amendment No. 2 to the Registration Statement on Form SB-2 (File No. 333-146180) on October 16, 2007 and incorporated herein by reference.

(8)	Filed as an Exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-151084) on June 27, 2008 and incorporated herein by reference.

(9)	Filed as an Exhibit to the Current Report on Form 8-K filed on September 24, 2008 and incorporated herein by reference.

(10)	Filed as an Exhibit to Amendment No. 2 to the Registration Statement on Form 10-SB/A (File No. 000-51895) filed on June 19, 2006 and incorporated herein by reference.

(11)	Filed as Appendix A to the Registrant’s Definitive Proxy Statement filed on April 10, 2008 and incorporated herein by reference.

(12)	Filed as an Exhibit to the Registration Statement on Form S-8 (File No. 333-139686) and incorporated herein by reference.

(13)	Filed as an Exhibit to the Annual Report on Form 10-KSB filed on March 19, 2007 and incorporated herein by reference.

(14)	Filed as an Exhibit to the Current Report on Form 8-K filed on November 16, 2007 and incorporated herein by reference.

(15)	Filed as an Exhibit to the Current Report on Form 8-K filed on December 4, 2008 and incorporated herein by reference.