Form 10-Q
period 2009-03-31
POLYMEDIX INC
filed 2009-05-12
CIK 1341843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 8, 2009 the issuer had 59,845,065 shares of issued and outstanding common stock, par value $0.001 per share.

POLYMEDIX, INC.
INDEX

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS — as of March 31, 2009 and December 31, 2008	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — for the Three-Months Ended March 31, 2009 and 2008 and for the Period from August 8, 2002 (Inception) to March 31, 2009	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — for the Three-Months Ended March 31, 2009 and 2008 and for the Period from August 8, 2002 (Inception) to March 31, 2009	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	15

PART II — OTHER INFORMATION

Item 1A. Risk Factors	16

Item 6. Exhibits	28

SIGNATURES	28

EXHIBITS INDEX	29

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$10,479	$7,206
Short-term investments	1,900	7,900
Prepaid expenses and other current assets	435	407

Total current assets	12,814	15,513

Property and Equipment:
Computers	237	237
Office furniture and lab equipment	774	774
Accumulated depreciation	(500)	(447)

Total property and equipment	511	564

TOTAL ASSETS	$13,325	$16,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,069	$1,072
Accrued expenses	674	933
Short-term portion of capital lease obligation	68	104

Total current liabilities	1,811	2,109

Deferred rent	853	825

Total liabilities	2,664	2,934

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred Stock ($0.001 par value; 10,000 shares authorized; 0 issued and outstanding at March 31, 2009 and December 31, 2008)	—	—
Common Stock ($0.001 par value; 250,000 shares authorized; 59,845 issued and outstanding at March 31, 2009 and December 31, 2008)	60	60
Additional paid-in capital	50,379	49,930
Deficit accumulated during the development stage	(39,779)	(36,859)
Unrealized gain on available for sale securities	1	12

Total stockholders’ equity	10,661	13,143

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,325	$16,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

			For the period
			August 8, 2002
			(Inception) to
	Three-Months Ended March 31,		March 31,
	2009	2008	2009
Revenues:
Grant and research revenues	$6	$991	$3,519

Total revenues	6	991	3,519

Operating Expenses:
Research and development	1,675	2,726	26,266
General and administrative	1,277	1,155	18,551

Total operating expenses	2,952	3,881	44,817

Other Income:
Interest income and other expenses	26	67	1,519

Total other income	26	67	1,519

Net loss	$(2,920)	$(2,823)	$(39,779)

Beneficial conversion feature, conversion inducement and dividends on preferred stock	—	—	(11,118)

Net loss attributable to common stockholders	$(2,920)	$(2,823)	$(50,897)

Net loss per common share — basic and diluted	$(0.05)	$(0.09)

Weighted average common shares outstanding — basic and diluted	59,845	32,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

			For the period
			August 8, 2002
	Three-Months Ended March 31,		(Inception) to
	2009	2008	March 31, 2009
Cash Flows from Operating Activities:
Net loss	$(2,920)	$(2,823)	$(39,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53	53	576
Accretion of discount on investment secutities	(13)	(27)	(455)
Stock-based compensation	449	346	6,293
Increase in prepaid expenses and other current assets	(28)	(874)	(435)
Increase (decrease) in accounts payable, accrued expenses and deferred rent	(183)	458	2,566
Loss on disposal of fixed assets	—	—	23

Net cash used in operating activities	(2,642)	(2,867)	(31,211)

Cash Flows from Investing Activities:
Cash paid for property and equipment	(15)	—	(766)
Purchases of investments	(1,898)	—	(32,141)
Proceeds from maturities of investments	7,900	2,000	30,698

Net cash provided by (used in) investing activities	5,987	2,000	(2,209)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, net of financing costs	(36)	(308)	43,764
Proceeds from warrant and stock option exercises	—	—	398
Principal payments on capital lease obligations	(36)	(32)	(263)

Net cash provided by (used in) financing activities	(72)	(340)	43,899

Net increase (decrease) in cash and cash equivalents	3,273	(1,207)	10,479

Cash and cash equivalents — beginning of period	7,206	4,936	—

Cash and cash equivalents — end of period	$10,479	$3,729	$10,479

Non-Cash Investing Activities:
Property and equipment acquired under capital lease	$—	$—	$331
Capital expenditures acquired on account	$—	$30	$15

Non-Cash Financing Activities:
Conversion inducement and dividends on Series 1 Preferred Stock and Beneficial conversion feature on Series 2008 Preferred Stock	$—	$—	$11,118
Warrants issued to placement agent	$—	$—	$2,932
Accrued financing costs	$15	$149	$15
Capital lease obligation	$—	$—	$331
The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
In these condensed consolidated financial statements, “PolyMedix,” “we,” “us” and “our” refer to PolyMedix, Inc. and its wholly owned subsidiary PolyMedix Pharmaceuticals, Inc., and “Common Stock” refers to the common stock, par value $0.001 per share of PolyMedix, Inc..
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
We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through March 31, 2009 aggregated $39,779,000, and we expect to continue to incur substantial losses in future periods.
None of our product candidates have received regulatory approval for commercial sale and our product candidates may never be commercialized. In addition, all of our product candidates are in the early stages of development and several programs are on hold pending sufficient additional financing. The progress and results of our current and any future clinical trials or future pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected. Our development programs require a significant amount of cash to support the development of product candidates.
We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors. We anticipate that in order to achieve our operational objectives, including our plans during 2009 for starting and completing Phase 1b studies as well as beginning preparation for Phase 2 studies for each of our PMX-30063 and PMX-60056 product candidates, our expenses and cash requirements will increase from historical levels and we will need to raise additional capital during 2009 in order to fully fund the research and development of our product candidates. We believe that our current cash and investment balances can fund our planned Phase 1 studies for PMX-30063 and PMX-60056 and can fund our operations for at least the next twelve months; however, due to the continued deterioration of the capital markets and prospects for securing additional financing, in order to prolong our cash runway we will scale back and delay some of our activities and do not plan to commence a Phase 1b clinical trial for PMX-60056 until the third quarter of 2009.
Our current cash and investment balances are not sufficient to fund the Phase 2 clinical and other development activities of either of our two lead product candidates. We do not plan to initiate our Phase 2 development activities for both PMX-30063 and PMX-60056 until additional financing is secured. We expect to seek additional funds through equity or debt financing, among other sources. In addition, we may actively seek funds through government grants and contracts. However, as a result of current conditions in the equity and debt markets, we may not be able to obtain additional funding on favorable terms, if at all. In addition, if we choose to apply for government grants and contracts, there is no guarantee of acceptance of our applications. If additional capital resources are not obtained during the first half of 2009, we will scale-back, postpone or eliminate certain of our research, drug discovery or development programs until such additional capital resources have been obtained, and as a result, our business may be materially and adversely affected. In the absence of adequate additional funding, we believe that we have the ability to scale our operations such that our current cash and investment balances can fund our operations into the second half of 2010.
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

Interim Financial Information
The condensed consolidated financial statements include the accounts of PolyMedix, Inc. and its wholly-owned subsidiary, PolyMedix Pharmaceuticals, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The information as of March 31, 2009 and for the periods ended March 31, 2009 and 2008 and the period from August 8, 2002 (Inception) to March 31, 2009 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to state fairly the financial information set forth in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 included in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 23, 2009.
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
2 — Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delayed, to fiscal years beginning after November 15, 2008, the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2008, we adopted SFAS 157 as it applies to our financial instruments. Effective January 1, 2009, we adopted SFAS 157 for our non-financial assets and non-financial liabilities, without impact to our condensed consolidated financial statements or related footnotes.
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009 (in thousands):

		Fair Value Measurements at March 31, 2009
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	value as of	active markets	inputs	inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Short-term investments	$1,900	$—	$1,900	$—

Total	$1,900	$—	$1,900	$—

Our short-term investments, generally fixed income government agency securities, are measured at fair value using models derived principally from or corroborated by observable market data by correlation or other means and are classified within Level 2 of the valuation hierarchy.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share” (“SFAS No. 128”). FSP EITF 03-6-1 applies to the calculation of EPS under SFAS No. 128 for share-based payment awards with rights to dividends or dividend equivalents. FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented must be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early adoption is not permitted. The adoption of EITF 03-6-1 did not have an impact on our consolidated financial statements.
In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The adoption of EITF No. 07-05 did not have an impact on our consolidated financial statements.
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
4 — Short-Term Investments
Short-term investments consist of investment grade fixed income securities with original maturities of greater than three months. All investments are classified as “available for sale”, and are considered current assets. As of March 31, 2009, all short-term investments had maturities of less than one year.
The following summarizes the short-term investments as of March 31, 2009 and December 31, 2008, respectively, which were invested solely in U.S. government obligations (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2009	$1,899	$1	$—	$1,900
December 31, 2008	$7,888	$12	$—	$7,900

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

			Period from
	Three-Months Ended		August 8, 2002
	March 31,		(Inception) to
	2009	2008	March 31, 2009

Research and Development	$164	$123	$1,965
General and administrative	285	223	4,328

Total stock-based compensation expense	$449	$346	$6,293

During the three-months ended March 31, 2009, 164,000 stock options were awarded to certain directors and a key consultant at a combined grant date fair value of $99,000. There have been no significant changes to the assumptions used to calculate fair value from those which were disclosed in our 2008 Annual Report on Form 10-K. As of March 31, 2009, there were 10,374,000 shares of Common Stock issuable upon exercise of outstanding stock options and 15,719,000 shares of Common Stock available for issuance of future equity compensation awards in connection with our equity compensation plans. As of March 31, 2009, there was $3,298,000 of total unrecognized compensation cost related to non-vested stock options, which will be amortized over the weighted average remaining service period of approximately 1.27 years.
6 — Stockholders’ Equity
Common Stock
We are authorized to issue 250,000,000 shares of Common Stock, with a par value of $0.001, of which 59,845,065 were issued and outstanding at both March 31, 2009 and December 31, 2008.
In December 2008, our then outstanding 608,834 shares of Series 2008 Convertible Preferred Stock (“Series 2008 Preferred Stock”), originally issued in September 2008, automatically converted to 6,088,340 shares of Common Stock. See Preferred Stock section immediately below.
In July 2008, we completed a registered offering of 21,428,000 units. Each unit consisted of one share of our Common Stock and a Series A Warrant to purchase one share of our Common Stock. Each unit was sold for $0.70 per unit and each Series A Warrant has an exercise price of $1.00 per share. We received gross proceeds of $15,000,000 in the registered offering before fees and expenses. In connection with this registered offering, we incurred commission fees and expenses of approximately $1,496,000.
Preferred Stock
We are authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.001, of which no shares were issued and outstanding at March 31, 2009 and December 31, 2008, respectively.
In September 2008, we completed a private placement offering of 608,834 units. Each unit consisted of one share of our Series 2008 Preferred Stock and a Series B Warrant. Each unit was sold for $7.00 per unit. As explained immediately above under Common Stock, during December 2008, each share of Series 2008 Preferred Stock automatically converted into 10 shares of Common Stock and the Series B Warrants became exercisable for Common Stock immediately, and without any action on the part of the holder of such shares of Series 2008 Preferred Stock or Series B Warrants, upon the effectiveness of an amendment to our Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to increase the number of shares of Common Stock authorized for issuance by us under the Certificate of Incorporation to an amount sufficient to cover the issuance of shares of Common Stock upon conversion of the Series 2008 Preferred Stock and the issuance of shares of Common Stock issuable after such conversion upon exercise of all of the Series B Warrants. We received gross proceeds of $4,262,000 in the private placement before fees and expenses. In connection with this private placement, we incurred commission fees and expenses of approximately $401,000.

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
In connection with the registered offering completed in July 2008 (described above), we issued Series A Warrants to purchase 21,428,000 shares of Common Stock to investors and Series A Warrants to purchase 1,071,000 shares of Common Stock to the placement agents and dealer at an exercise price of $1.00 per share and that expire in September 2013. The fair value of the warrants at the time of issuance was $11,807,000, which was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.2% to 3.35%; estimated life of five years and volatility of 72% to 75%.
In connection with the registered offering completed in December 2007, we issued warrants to purchase 2,943,000 shares of Common Stock at an exercise price of $1.10 per share. These warrants expire in December 2012. The fair value of the warrants at the time of issuance was $2,015,000, which was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.58%; estimated life of five years and volatility of 73%.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on March 23, 2009 and included in Item 1A of this Report on Form 10-Q, as well as our unaudited condensed consolidated financial statements included in this report on Form 10-Q. Some of the statements in the following discussion are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” contained in this report.
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
We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through March 31, 2009 aggregated $39,779,000, and we expect to continue to incur substantial losses in future periods. None of our product candidates have received regulatory approval for commercial sale and our product candidates may never be commercialized. In addition, all of our product candidates are in the early stages of development and several programs are on hold pending sufficient additional financing. The progress and results of our current and any future clinical trials or future pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected. Our development programs require a significant amount of cash to support the development of product candidates.
We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors. We anticipate that in order to achieve our operational objectives, including our plans during 2009 for starting and completing Phase 1b studies as well as beginning preparation for Phase 2 studies for each of our PMX-30063 and PMX-60056 product candidates, our expenses and cash requirements will increase from historical levels and we will need to raise additional capital during 2009 in order to fully fund the research and development of our product candidates. We believe that our current cash and investment balances can fund our planned Phase 1 studies for PMX-30063 and PMX-60056 and can fund our operations for at least the next twelve months; however, due to the continued deterioration of the capital markets and prospects for securing additional financing, in order to prolong our cash runway we will scale back and delay some of our activities and do not plan to commence a Phase 1b clinical trial for PMX-60056 until the third quarter of 2009.
Our current cash and investment balances are not sufficient to fund the Phase 2 clinical and other development activities of either of our two lead product candidates. We do not plan to initiate our Phase 2 development activities for both PMX-30063 and PMX-60056 until additional financing is secured. We expect to seek additional funds through equity or debt financing, among other sources. In addition, we may actively seek funds through government grants and contracts. However, as a result of current conditions in the equity and debt markets, we may not be able to obtain additional funding on favorable terms, if at all. In addition, if we choose to apply for government grants and contracts, there is no guarantee of acceptance of our applications. If additional capital resources are not obtained during the first half of 2009, we will scale-back, postpone or eliminate certain of our research, drug discovery or development programs until such additional capital resources have been obtained, and as a result, our business may be materially and adversely affected. In the absence of adequate additional funding, we believe that we have the ability to scale our operations such that our current cash and investment balances can fund our operations into the second half of 2010.
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
The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations for the three-months ended March 31, 2009 and 2008, and financial condition as of March 31, 2009 and December 31, 2008.

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
Results of Operations
Grant and research revenues were $6,000 and $991,000 for the three-month periods ended March 31, 2009, and 2008, respectively. The decrease in grant and research revenue for the three-month period ended March 31, 2009 was the result of the timing of our expenditures and subsequent reimbursement related to our three-year $2,900,000 National Institutes of Health (or “NIH”) grant, which was awarded in April 2006 and completed in March 2009 in support of our development of our i.v. antibiotic product candidate, PMX-30063.
Research and development expenses were $1,675,000 and $2,726,000 for the three-month periods ended March 31, 2009 and 2008, respectively. The decrease was the result of the delay and scale-back of certain research, and the delay of certain clinical development costs initiated during 2008. Pending timely and adequate additional funding, we expect our research and development costs to increase in the second half of 2009 as a result of increased staff hiring in connection with the preparation for Phase 2 studies for our PMX-30063 and PMX-60056 product candidates.
General and administrative expenses were approximately $1,277,000 and $1,155,000 for the three-month periods ended March 31, 2009 and 2008, respectively. We do not expect our general and administrative costs to increase substantially over the next twelve months.
Interest income and expense was $26,000 and $67,000 for the three-month periods ended March 31, 2009 and 2008, respectively. The changes were mostly the result of lower interest rates and decreased cash and investment balances resulting in less interest income.
Historical Cash Flows
Operating Activities. Cash used in operating activities during the three-month period ended March 31, 2009 was approximately $2,642,000, compared to approximately $2,867,000 for the three-month period ended March 31, 2008. The decrease was primarily due to change in prepaid expenses and other current assets, partially offset by decreases in accounts payable, accrued expenses and deferred rent.

Investing Activities. Cash provided by or used in investing activities represents cash paid for the purchase, and proceeds received from, the maturity of investments and cash paid for property and equipment. During the three-month period ended March 31, 2009, $1,898,000 was used to purchase investments. During the three-month period ended March 31, 2009 and 2008, $7,900,000 and $2,000,000 was received from the maturities of investments, respectively. During the three-month period ended March 31, 2009, $15,000 was used to purchase property and equipment.
Financing Activities. To date, we have financed our operating and investing activities primarily from the proceeds from the sale of equity securities. During the three-month period ended March 31, 2009 we paid $36,000 in financing costs associated with our September 2008 private placement of Series 2008 preferred stock units and paid $36,000 in principal associated with our capital leases. During the three-month period ended March 31, 2008 we paid $308,000 in financing costs associated with our December 2007 registered offering of common stock units and paid $32,000 in principal associated with our capital leases.
Liquidity and Capital Resources
As of March 31, 2009 and December 31, 2008, we had cash and investment balances of approximately $12,379,000 and $15,106,000, respectively, and total liabilities of approximately $2,664,000 and $2,934,000, respectively. The decrease in our cash and investment balances was primarily attributable to cash used to fund ongoing operations.
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

We believe that our current cash and investment balances can fund our planned Phase 1 studies for PMX-30063 and PMX-60056 and can fund our operations for at least the next twelve months; however, due to the continued deterioration of the capital markets and prospects for securing additional financing, in order to prolong our cash runway we will scale back and delay some of our activities and do not plan to commence a Phase 1b clinical trial for PMX-60056 until the third quarter of 2009. In addition, our current cash and investment balances are not sufficient to fund the Phase 2 clinical and other development activities of either of these product candidates. We plan to seek additional funding during 2009 in one or more financings. However, if we are unable to secure adequate additional funding during the first half of 2009, we will delay, scale-back or eliminate certain of our future research, drug discovery or development activities or certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. In the absence of adequate additional funding, we believe that we have the ability to scale our operations, however, in doing so, our current cash and investment balances can only fund our operations into the second half of 2010. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors, many of which we cannot control, including:
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
Off-Balance Sheet Arrangements
We do not have any “off-balance sheet arrangements” as defined in applicable SEC regulations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have evaluated the information required under this item that was disclosed in our 2008 Annual Report on Form 10-K in light of the current turmoil in the financial markets and believe there have been no significant changes to this information.

Item 4. Controls and Procedures.
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
We are a development stage company with a limited operating history. As of March 31, 2009, we had an accumulated deficit of approximately $39,779,000. We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital.
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
If we are unable to meet our needs for additional funding in the future, we will be required to limit, scale-back or cease operations.
We do not currently have the funding resources necessary to carry out all of our short and long-term operating activities. We believe that our current cash and investment balances can fund our planned Phase 1 studies for PMX-30063 and PMX-60056 and can fund our operations for at least the next 12 months; however, due to the continued deterioration of the capital markets and prospects for securing additional financing, in order to prolong our cash runway we will scale back and delay some of our activities and do not plan to commence a Phase 1b clinical trial for PMX-60056 until the third quarter of 2009. In addition, our current cash and investment balances are not sufficient to fund the Phase 2 clinical and other development activities of either of these product candidates. We plan to seek additional funding during 2009 in one or more financings. However, if we are unable to secure adequate additional funding during the first half of 2009, we will delay, scale-back or eliminate certain of our future research, drug discovery or development activities or certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. Our future capital requirements will depend on many factors, including:
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
Development of our proposed product candidates is a lengthy, expensive and uncertain process that requires investment of substantial amounts of time and money that may not yield viable products which may cause our business and results of operations to suffer.
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
All of our product candidates are licensed from or based upon licenses from either the University of Pennsylvania or the University of Massachusetts. If either or any of these license agreements are properly terminated, our ability to advance our current product candidates or develop new product candidates will be materially adversely affected.
In addition to these licensing arrangements, we rely on the expertise of Dr. William DeGrado, a Professor of Biochemistry and Biophysics at the University of Pennsylvania, and Dr. Gregory Tew, an Assistant Professor in the Polymer Science and Engineering Department at the University of Massachusetts. If our agreements with either or both of Drs. DeGrado and Tew, were terminated, our ability to advance our current product candidates or develop new product candidates may be adversely affected.
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
We may be susceptible to product liability lawsuits, from events arising out of the use of product candidates in clinical studies. If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products. Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. We may not be able to avoid product liability claims. Product liability insurance for the pharmaceutical and biotechnology industries is generally expensive, if available at all. If we are unable to protect against potential product liability claims, we may be unable to commercialize our product candidates. A successful product liability claim brought against us in excess of our insurance coverage may cause us to incur substantial liabilities and, as a result, our business may fail.
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
If we commence Phase 2 clinical trials for our two lead product candidates, PMX-30063 and PMX-60056, of which there can be no assurance as to the availability of sufficient adequate additional funding needed in order to commence such trials, we will need to expand our operations, including hiring of additional personnel. However, we may not be able to effectively grow and expand our business. Successful implementation of our business plan will require management of growth, which will result in an increase in the level of responsibility for management personnel. To manage growth effectively, we will be required to continue to implement and improve our operating and financial systems and controls to expand, train and manage our employee base. The management, systems and controls currently in place or to be implemented may not be adequate for such growth, and the steps taken to hire personnel and to improve such systems and controls might not be sufficient. If we are unable to manage our growth effectively, it will have a material adverse effect on our business, results of operations and financial condition.
We rely on third parties to provide software necessary to the future success of our business.
Currently, we rely on a non-exclusive license from the University of Pennsylvania to use, copy, perform, display, distribute, modify and prepare derivative works based on three software packages, which include a suite of proprietary computational algorithms that we use in the development, refinement, and testing of our product candidates. If this license agreement is properly terminated by the University of Pennsylvania, our ability to advance our current product candidates or develop new product candidates may be adversely affected.

In the future, we expect to rely upon the software programs licensed from the University of Pennsylvania, as well as software licensed from other third parties, including software that might be integrated with our internally developed software and used to perform key functions. If we license such third-party software, it is likely that certain of these licenses may not contain favorable terms for us, including duration for limited terms, can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Such licenses may not be available to us on commercially reasonable terms, if at all. The loss of or inability to maintain or obtain licenses on such third party software could result in the discontinuation of, or delays or reductions in, product shipments unless and until equivalent technology is identified, licensed and integrated with our software. Any such discontinuation, delay or reduction would harm our business, results of operations and financial condition. In addition, financial or other difficulties that may be experienced by such third-party vendors may have a material adverse effect upon the technologies that may be incorporated into our products. If such technologies become unavailable, we may not be able to find suitable alternatives, which could harm our business, operating results, and financial condition.
Our executive officers and directors have the ability to significantly influence matters submitted to our stockholders for approval.
Our executive officers and directors, in the aggregate, beneficially own shares representing approximately 14% of our Common Stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our Common Stock are entitled to one vote per share. If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
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
Our certificate of incorporation authorizes the issuance of up to 250,000,000 shares of Common Stock with a $0.001 par value and 10,000,000 preferred shares with a par value of $0.001, of which 59,845,065 common shares were issued and outstanding as of March 31, 2009. We may need to increase our authorized share count in order to issue additional shares of Common Stock in the future. From time to time we also will increase the number of shares available for issuance in connection with our equity compensation plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.
Moreover, in the past, we issued warrants and options to acquire shares of Common Stock. As of March 31, 2009, we had warrants and options to purchase an aggregate of 46,089,911 shares of our Common Stock. Warrants to purchase 4,119,194 shares of our Common Stock have weighted average anti-dilution protection if we sell certain securities at a price per share less than $1.23 per share.
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
Certain provisions of our Certificate of Incorporation and our amended and restated bylaws and applicable provisions of Delaware corporate law may make it more difficult for or prevent a third party from acquiring control of us or changing our board of directors and management. These provisions include:
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
We review these provisions from time to time. Any delay or prevention of a change of control transaction or changes in our board of directors or management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares.

Item 5. Other Information
2009 Annual Meeting of Stockholders
We currently expect to hold our 2009 annual meeting of stockholders on June 30, 2009.
In our proxy statement relating to our 2008 annual meeting of stockholders, we disclosed the deadlines by which stockholders must notify us of any proposals to be included in the proxy materials distributed by us for our 2009 annual meeting of stockholders. Specifically, we indicated that stockholder proposals must be received by us on or after January 22, 2009 and on or prior to February 21, 2009 to be included in our proxy materials. Because the expected meeting date for our 2009 annual meeting of stockholders represents a change of more than 30 days from the anniversary of our 2008 annual meeting of stockholders held on May 22, 2008, any stockholder proposal that is submitted for inclusion in the proxy materials to be distributed by us for our 2009 annual meeting of stockholders pursuant to Rule 14a-8 of the Securities Exchange Act of 1934 must be received by us at our principal executive offices a reasonable time before we begin to print and mail our proxy materials. We have set the date for receipt of such proposals as the close of business on May 13, 2009. Proposals should be sent to our Corporate Secretary, at 170 N. Radnor Chester Rd., Suite 300, Radnor, Pennsylvania 19087 and must also comply with Rule 14a-8 under the Exchange Act regarding the inclusion of stockholder proposals in company-sponsored proxy materials. In accordance with our advance notice bylaw provision, any stockholder proposal submitted outside the processes of Rule 14a-8 and after February 21, 2009, will be considered untimely for the 2009 annual meeting of stockholders.
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

PolyMedix, Inc.

May 12, 2009 Date	By:	/s/ Nicholas Landekic Nicholas Landekic
President & Chief Executive Officer
(Principal Executive Officer)

May 12, 2009 Date	By:	/s/ Edward F. Smith Edward F. Smith
Vice President, Finance & Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.