Form 10-Q
period 2009-06-30
POLYMEDIX INC
filed 2009-08-07
CIK 1341843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _________ to __________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 6, 2009 the issuer had 59,845,065 shares of issued and outstanding common stock, par value $0.001 per share.

POLYMEDIX, INC.
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS — as of June 30, 2009 and December 31, 2008	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — for the Three and Six-Months Ended June 30, 2009 and 2008 and for the Period from August 8, 2002 (Inception) to June 30, 2009	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — for the Six-Months Ended June 30, 2009 and 2008 and for the Period from August 8, 2002 (Inception) to June 30, 2009	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II — OTHER INFORMATION

Item 1A. Risk Factors	17

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 6. Exhibits	31

SIGNATURES	32

EXHIBITS INDEX	33

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$8,456	$7,206
Short-term investments	1,900	7,900
Prepaid expenses and other current assets	762	407

Total current assets	11,118	15,513

Property and Equipment:
Computers	218	237
Office furniture and lab equipment	774	774
Accumulated depreciation	(532)	(447)

Total property and equipment	460	564

TOTAL ASSETS	$11,578	$16,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,641	$1,072
Accrued expenses	870	933
Short-term portion of capital lease obligation	32	104

Total current liabilities	2,543	2,109

Deferred rent	880	825

Total liabilities	3,423	2,934

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred Stock ($0.001 par value; 10,000 shares authorized; 0 issued and outstanding at June 30, 2009 and December 31, 2008)	—	—
Common Stock ($0.001 par value; 250,000 shares authorized; 59,845 issued and outstanding at June 30, 2009 and December 31, 2008)	60	60
Additional paid-in capital	50,789	49,930
Deficit accumulated during the development stage	(42,694)	(36,859)
Unrealized gain on available for sale securities	—	12

Total stockholders’ equity	8,155	13,143

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,578	$16,077

The accompanying notes are an integral part of these consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

					For the period
					August 8, 2002
	Three-Months Ended June 30,		Six-Months Ended June 30,		(Inception) to
	2009	2008	2009	2008	June 30, 2009
Revenues:
Grant and research revenues	$138	$18	$144	$1,009	$3,657

Total revenues	138	18	144	1,009	3,657

Operating Expenses:
Research and development	1,565	1,718	3,240	4,444	27,831
General and administrative	1,499	1,232	2,777	2,387	20,051

Total operating expenses	3,064	2,950	6,017	6,831	47,882

Other Income:
Interest income and other expenses	12	28	38	95	1,531

Total other income	12	28	38	95	1,531

Net loss	$(2,914)	$(2,904)	$(5,835)	$(5,727)	$(42,694)

Beneficial conversion feature, conversion inducement and dividends on preferred stock	—	—	—	—	(11,118)

Net loss attributable to common stockholders	$(2,914)	$(2,904)	$(5,835)	$(5,727)	$(53,812)

Net loss per common share — basic and diluted	$(0.05)	$(0.09)	$(0.10)	$(0.18)

Weighted average common shares outstanding — basic and diluted	59,845	32,114	59,845	32,109

The accompanying notes are an integral part of these consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

			For the period
			August 8, 2002
	Six-Months Ended June 30,		(Inception) to
	2009	2008	June 30, 2009
Cash Flows from Operating Activities:
Net loss	$(5,835)	$(5,727)	$(42,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	104	107	627
Accretion of discount on investment securities	(15)	(40)	(457)
Stock-based compensation	936	709	6,780

Increase in prepaid expenses and other current assets	(355)	(62)	(762)
Increase in accounts payable, accrued expenses and deferred rent	571	114	3,320
Loss on disposal of fixed assets	—	—	23

Net cash used in operating activities	(4,594)	(4,899)	(33,163)

Cash Flows from Investing Activities:
Cash paid for property and equipment	(15)	—	(766)
Purchases of investments	(3,798)	(1,683)	(34,041)
Proceeds from maturities of investments	9,800	4,000	32,598

Net cash provided by (used in) investing activities	5,987	2,317	(2,209)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, net of financing costs	(71)	(496)	43,729
Proceeds from warrant and stock option exercises	—	—	398
Principal payments on capital lease obligations	(72)	(64)	(299)

Net cash provided by (used in) financing activities	(143)	(560)	43,828

Net increase (decrease) in cash and cash equivalents	1,250	(3,142)	8,456

Cash and cash equivalents — beginning of period	7,206	4,936	—

Cash and cash equivalents — end of period	$8,456	$1,794	$8,456

Non-Cash Investing Activities:
Property and equipment acquired under capital lease	$—	$—	$331
Capital expenditures acquired on account	$—	$30	$15

Non-Cash Financing Activities:
Conversion inducement and dividends on Series 1 Preferred Stock and Beneficial conversion feature on Series 2008 Preferred Stock	$—	$—	$11,118
Warrants issued to placement agent	$—	$—	$2,932
Accrued financing costs	$56	$183	$56
Capital lease obligation	$—	$—	$331
The accompanying notes are an integral part of these consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
In these condensed consolidated financial statements, “PolyMedix,” “we,” “us” and “our” refer to PolyMedix, Inc. and its wholly owned subsidiary PolyMedix Pharmaceuticals, Inc., and “Common Stock” refers to the common stock, par value $0.001 per share of PolyMedix, Inc.
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
We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through June 30, 2009 aggregated $42,694,000, and we expect to continue to incur substantial losses in future periods.
None of our product candidates have received regulatory approval for commercial sale and our product candidates may never be commercialized. In addition, all of our product candidates are in the early stages of development and several programs are on hold pending receipt of sufficient additional resources. The progress and results of our current and any future clinical trials or future pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected. Our development programs require a significant amount of cash to support the development of product candidates.
We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors. We believe that our current cash and investment balances, exclusive of any cash to be generated from the $10 million Equity Line with Dutchess Equity Fund, L.P. that we entered into in May, 2009 (the “Equity Line”), will be sufficient to fund our planned Phase 1 studies for PMX-30063 and PMX-60056, and can fund our operations into the third quarter of 2010. Due to continued weakness in capital markets and our understanding that it may be difficult to secure significant additional financing on favorable terms, we have begun and expect to continue to scale back and delay some of our planned activities in order to prolong our cash resources.
Our current cash and investment balances are not sufficient to initiate or fund Phase 2 clinical trials or any of the related development activities for PMX-30063 or PMX-60056. We do not plan to initiate our Phase 2 development activities for PMX-30063 or PMX-60056 until additional financing is secured. We may seek additional funds through equity or debt financing, among other sources. In addition, we may actively seek funds through government grants and contracts. However, as a result of current conditions in the equity and debt markets, we may not be able to obtain additional funding on favorable terms, if at all. In addition, if we choose to apply for government grants and contracts, there is no guarantee of approval of our applications. If we are unable to secure adequate additional funding during 2009 we will further delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business may be materially and adversely affected. In the absence of adequate additional funding, we believe that we have the ability to scale our operations such that our current cash and investment balances will be sufficient to fund our operations into the third quarter of 2010.

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
Interim Financial Information
The condensed consolidated financial statements include the accounts of PolyMedix, Inc. and its wholly-owned subsidiary, PolyMedix Pharmaceuticals, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The information as of June 30, 2009 and for the periods ended June 30, 2009 and 2008 and the period from August 8, 2002 (Inception) to June 30, 2009 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to state fairly the financial information set forth in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 included in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 23, 2009.
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
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2009 and December 31, 2008 (in thousands):

			Significant other	Significant
		Quoted prices in	observable	unobservable
	Total Carrying	active markets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)

June 30, 2009	$1,900	$—	$1,900	$—

December 31, 2008	$7,900	$—	$7,900	$—

Our short-term investments, generally fixed income government agency securities, are measured at fair value and are derived principally from or corroborated by observable market data by correlation or other means and are classified within Level 2 of the valuation hierarchy.
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
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 amends current guidance, requiring that the provisions of FAS 107 and APB 28 be disclosed at interim periods for publicly traded companies. Due to the short-term nature of our Cash and Cash Equivalents, Short Term Investments and Accounts Payable, we believe that the respective book values of these accounts approximate their fair value. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP No. FAS 107-1 and APB 28-1 has not had a material impact on our consolidated financial statements.
In April 2009, the FASB issued Financial Statement Position (“FSP”) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP No. FAS 115-2 and FAS 124-2 amends current other-than-temporary impairment guidance for debt securities and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 have not had a material impact on our consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for the quarter ended June 30, 2009. The adoption of SFAS 165 did not have a material impact on our financial statements. We evaluated all events and transactions that occurred after June 30, 2009 up through August 7, 2009, the date we issued these financial statements. During this period, the Company did not have any material recognizable or non-recognizable subsequent events.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 introduces the FASB Accounting Standards Codification that will serve as the single source of authoritative GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have a material impact on our consolidated financial statements.
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

4 — Short-Term Investments
Short-term investments consist of investment grade fixed income securities with original maturities of greater than three months. All investments are classified as “available for sale”, and are considered current assets. As of June 30, 2009, all short-term investments had maturities of less than one year.
The following summarizes the short-term investments as of June 30, 2009 and December 31, 2008, respectively, which were invested solely in U.S. government obligations (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

June 30, 2009	$1,900	$—	$—	$1,900

December 31, 2008	$7,888	$12	$—	$7,900
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

					Period from
	Three-Months Ended		Six-Months Ended		August 8, 2002
	June 30,		June 30,		(Inception) to
	2009	2008	2009	2008	June 30, 2009

Research and Development	$178	$106	$342	$229	$2,143

General and administrative	309	257	594	480	4,637

Total stock-based compensation	$487	$363	$936	$709	$6,780

During the six-months ended June 30, 2009, 514,000 stock options were awarded to key consultants at a combined grant date fair value of $262,000. There have been no significant changes to the assumptions used to calculate fair value from those which were disclosed in our 2008 Annual Report on Form 10-K. As of June 30, 2009, there were 10,724,000 shares of Common Stock issuable upon exercise of outstanding stock options and 14,869,000 shares of Common Stock available for issuance of future equity compensation awards in connection with our equity compensation plans. As of June 30, 2009, there was $2,971,000 of total unrecognized compensation cost related to non-vested stock options, which will be amortized over the weighted average remaining service period of approximately 1.16 years.
6 — Stockholders’ Equity
Common Stock
We are authorized to issue 250,000,000 shares of Common Stock, with a par value of $0.001, of which 59,845,065 were issued and outstanding at both June 30, 2009 and December 31, 2008.

In May 2009, we entered into an Investment Agreement (“Investment Agreement”) with Dutchess Equity Fund, L.P. (“Dutchess”), as amended in July 2009. Pursuant to the Investment Agreement, Dutchess committed to purchase up to $10,000,000 of our Common Stock, over the course of thirty-six months. We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Investment Agreement. In each put notice, we will set our minimum acceptable per share purchase price for the put. The maximum dollar amount that we are entitled to put in any one notice (“Put”) is the greater of (i) 200% of the average daily volume of the Common Stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days or (ii) $250,000. An additional put notice may not be delivered until after the closing of any previous outstanding put notice. The purchase price shall be set at ninety-five percent (95%) of the volume weighted average price (VWAP) of our Common Stock during the five (5) consecutive trading day period beginning on the trading day immediately following the date of delivery of the applicable put notice; provided, that any trading day during which the daily VWAP is 10% above or 10% below the VWAP for the entire period will be omitted from the calculation, and any trading day having a VWAP below the minimum acceptable price may be omitted from the calculation. The aggregate number of shares issuable by us and purchasable by Dutchess under the Investment Agreement is 12,000,000. As of June 30, 2009, we had not sold any shares to Dutchess in connection with this Equity Line.
In December 2008, our then outstanding 608,834 shares of Series 2008 Convertible Preferred Stock (“Series 2008 Preferred Stock”), originally issued in September 2008, automatically converted to 6,088,340 shares of Common Stock. See “— Preferred Stock” section below.
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
Preferred Stock
We are authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.001, of which no shares were issued and outstanding at June 30, 2009 and December 31, 2008, respectively.
In May 2009, we adopted a rights plan, which among other things approved a dividend of a right for each outstanding share of Common Stock to purchase one one-thousandth of a share of Series C Preferred Stock, par value $0.001 per share, at a purchase price of $15 per share, subject to adjustment. Subject to limited exceptions, the rights will be exercisable if a person or group acquires 15% or more of our common stock or announces a tender offer for 15% or more of the common stock. No shares of Series C Preferred Stock have been issued to date.
In September 2008, we completed a private placement offering of 608,834 units. Each unit consisted of one share of our Series 2008 Preferred Stock and a Series B Warrant. Each unit was sold for $7.00 per unit. As explained immediately above under “— Common Stock”, during December 2008, each share of Series 2008 Preferred Stock automatically converted into 10 shares of Common Stock and the Series B Warrants became exercisable for Common Stock immediately, and without any action on the part of the holder of such shares of Series 2008 Preferred Stock or Series B Warrants, upon the effectiveness of an amendment to our Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to increase the number of shares of Common Stock authorized for issuance by us under the Certificate of Incorporation to an amount sufficient to cover the issuance of shares of Common Stock upon conversion of the Series 2008 Preferred Stock and the issuance of shares of Common Stock issuable after such conversion upon exercise of all of the Series B Warrants. We received gross proceeds of $4,262,000 in the private placement before fees and expenses. In connection with this private placement, we incurred commission fees and expenses of approximately $401,000.
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
During 2005 and 2006, we issued warrants to purchase 4,119,000 shares of Common Stock, as adjusted for weighted average anti-dilution protection, in connection with the private placement of Series 1 preferred stock at an exercise price of $1.23 per share, as adjusted for weighted average anti-dilution protection. These warrants expire in November 2010 and contain weighted average anti-dilution protection if we issue certain securities at a price per share less than $1.23 per share. The fair value of the warrants at the time of issuance was $2,149,000, which was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions: no dividends; risk-free interest rate of 4.45%; estimated life of five years and volatility of 60%.

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
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy and the trends in our industry are forward-looking statements. The words “believe,” “may,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “appear,” “future,” “likely,” “probably,” “suggest,” “goal,” “potential” and similar expressions, as they relate to us, are intended to identify forward-looking statements. All statements, other than statements of historical fact, included in this report regarding our financial position, business strategy and plans or objectives for future operations are forward looking statements.

Forward-looking statements reflect only our current expectations. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith as of the date of such statement and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements due to a number of uncertainties, many of which are unforeseen, including:
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
In addition, you should refer to the “Risk Factors” section of this report for a discussion of other factors that may cause our actual results to differ materially from those implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all. Accordingly, you should not place undue reliance on these forward-looking statements. All subsequent written and oral forward looking statements attributable to us or the persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We undertake no obligation to update any of these forward looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law or regulation.

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
We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through June 30, 2009 aggregated $42,694,000, and we expect to continue to incur substantial losses in future periods.
None of our product candidates have received regulatory approval for commercial sale and our product candidates may never be commercialized. In addition, all of our product candidates are in the early stages of development and several programs are on hold pending our receipt of sufficient additional resources. The progress and results of our current and any future clinical trials or future pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected. Our development programs require a significant amount of cash to support the development of product candidates.
We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors. We believe that our current cash and investment balances, exclusive of any cash to be generated from the $10 million Equity Line with Dutchess Equity Fund, L.P. that we entered into in May, 2009, will be sufficient to fund our planned Phase 1 studies for PMX-30063 and PMX-60056, and can fund our operations into the third quarter of 2010. Due to continued weakness in capital markets and our understanding that it may be difficult to secure significant additional financing on favorable terms, we have begun and expect to continue to scale back and delay some of our planned activities in order to prolong our cash resources.
Our current cash and investment balances are not sufficient to initiate or fund Phase 2 clinical trials or any of the related development activities for PMX-30063 or PMX-60056. We do not plan to initiate our Phase 2 development activities for PMX-30063 or PMX-60056 until additional financing is secured. We may seek additional funds through equity or debt financing, among other sources. In addition, we may actively seek funds through government grants and contracts. However, as a result of current conditions in the equity and debt markets, we may not be able to obtain additional funding on favorable terms, if at all. In addition, if we choose to apply for government grants and contracts, there is no guarantee of acceptance of our applications. If we are unable to secure adequate additional funding during 2009 we will further delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business may be materially and adversely affected. In the absence of adequate additional funding, we believe that we have the ability to scale our operations such that our current cash and investment balances will be sufficient to fund our operations into the third quarter of 2010.
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
The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations for the three and six-months ended June 30, 2009 and 2008, and financial condition as of June 30, 2009 and December 31, 2008.

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
Results of Operations
Grant and research revenues were $138,000 and $144,000 for the three and six-month periods ended June 30, 2009, respectively, compared to $18,000 and $1,009,000 for the three and six-month periods ended June 30, 2008, respectively. The changes in grant and research revenue for the three and six-month periods ended June 30, 2009 were the result of the timing of our expenditures and subsequent reimbursement related to our grant activities.
Research and development expenses were $1,565,000 and $3,240,000 for the three and six-month periods ended June 30, 2009, respectively, compared to $1,718,000 and $4,444,000 for the three and six-month periods ended June 30, 2008, respectively. The decreases for the three and six-month period ending June 30, 2009 were the result of the delay and scale-back of certain research, and the delay of certain clinical development activities. Pending timely and adequate additional funding, we expect our research and development costs to increase in the second half of 2009 as a result of increased staff hiring in connection with the preparation for Phase 2 studies for our PMX-30063 and PMX-60056 product candidates.
General and administrative expenses were approximately $1,499,000 and $2,777,000 for the three and six-month periods ended June 30, 2009, respectively, compared to $1,232,000 and $2,387,000 for the three and six-month periods ended June 30, 2008, respectively. The increase in general and administrative costs for the three and six month period ending June 30, 2009 is primarily associated with increased legal fees and increased equity compensation expense.
Interest income and other expenses were $12,000 and $38,000 for the three and six-month periods ended June 30, 2009, respectively, compared to $28,000 and $95,000 for the three and six-month periods ended June 30, 2008, respectively. The changes for the three and six months ending June 30, 2009 were mostly the result of lower interest rates and decreased cash and investment balances resulting in less interest income.
Historical Cash Flows
Operating Activities. Cash used in operating activities during the six-month period ended June 30, 2009 was approximately $4,594,000, compared to approximately $4,899,000 for the six-month period ended June 30, 2008. The decrease was primarily due to an increase in accounts payable, accrued expenses and deferred rent, partially offset by an increase in prepaid expenses and other current assets.

Investing Activities. Cash provided by or used in investing activities represents cash paid for the purchase, and proceeds received from, the maturity of investments and cash paid for property and equipment. During the six-month periods ended June 30, 2009 and 2008, $3,798,000 and $1,683,000 was used to purchase investments, respectively. During the six-month periods ended June 30, 2009 and 2008, $9,800,000 and $4,000,000 was received from the maturities of investments, respectively. During the six-month period ended June 30, 2009, $15,000 was used to purchase property and equipment.
Financing Activities. To date, we have financed our operating and investing activities primarily from the proceeds from the sale of equity securities. During the six-month period ended June 30, 2009 we paid $71,000 in financing costs associated with our May 2009 Equity Line and paid $72,000 in principal associated with our capital leases. During the six-month period ended June 30, 2008 we paid $496,000 in financing costs associated with our September 2008 private placement of Series 2008 preferred stock units and paid $64,000 in principal associated with our capital leases.
Liquidity and Capital Resources
As of June 30, 2009 and December 31, 2008, we had cash and investment balances of approximately $10,356,000 and $15,106,000, respectively, and total liabilities of approximately $3,423,000 and $2,934,000, respectively. The decrease in our cash and investment balances was primarily attributable to cash used to fund ongoing operations.
In May 2009, we entered into an Investment Agreement with Dutchess Equity Fund, L.P., as amended in July 2009. Pursuant to the Investment Agreement, Dutchess committed to purchase up to $10,000,000 of our common stock, over the course of thirty-six months. We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Investment Agreement. In each put notice, we will set our minimum acceptable per share purchase price for the put. The maximum dollar amount that we are entitled to put in any one notice is the greater of (i) 200% of the average daily volume of our common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days or (ii) $250,000. The purchase price shall be set at ninety-five percent (95%) of the volume weighted average price (VWAP) of our common stock during the five (5) consecutive trading day period beginning on the trading day immediately following the date of delivery of the applicable put notice; provided, that any trading day during which the daily VWAP is 10% above or 10% below the VWAP for the entire period will be omitted from the calculation, and any trading day having a VWAP below the minimum acceptable price may be omitted from the calculation. The aggregate number of shares issuable by us and purchasable by Dutchess under the Investment Agreement is 12,000,000. As of June 30, 2009, we had not sold any shares to Dutchess in connection with this Equity Line.
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
These and any future financial institution failures could cause losses to the extent cash amounts or the values of securities exceed government deposit insurance limits, and could restrict our access to the public equity and debt markets. In particular, the cost of raising money in the debt and equity capital markets has increased substantially, while the availability of funds from those markets has diminished significantly. Also, as a result of concern about the stability of financial markets generally, and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards and reduced and, in some cases, ceased to provide funding to borrowers. Low valuations and decreased appetite for equity investments, among other factors, may make the equity markets difficult to access on acceptable terms or unavailable altogether.
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
In the near-term, we expect to continue to incur significant and increasing operating losses as a result of the research and development expenses we expect to incur in developing our product candidates and the general and administrative expenses we incur as a reporting company under the Securities Exchange Act of 1934, as amended. Additionally, we do not expect to generate any revenues from sources other than research grants and contracts for the foreseeable future.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including the success of our clinical trials, market acceptance for our technologies and product candidates and various other factors. We believe that our current cash and investment balances, exclusive of any cash to be generated from the Equity Line, will be sufficient to fund our planned Phase 1 studies for PMX-30063 and PMX-60056, and can fund our operations into the third quarter of 2010. Due to continued weakness in capital markets and our understanding that it may be difficult to secure significant additional financing on favorable terms, we have begun and expect to continue to scale back and delay some of our planned activities in order to prolong our cash resources.
Our current cash and investment balances are not sufficient to initiate or fund Phase 2 clinical trials or any of the related development activities for PMX-30063 or PMX-60056. We do not plan to initiate our Phase 2 development activities for PMX-30063 or PMX-60056 until additional financing is secured. We may seek additional funds through equity or debt financing, among other sources. In addition, we may actively seek funds through government grants and contracts. However, as a result of current conditions in the equity and debt markets, we may not be able to obtain additional funding on favorable terms, if at all. In addition, if we choose to apply for government grants and contracts, there is no guarantee of acceptance of our applications. If we are unable to secure adequate additional funding during 2009 we will further delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business may be materially and adversely affected. In the absence of adequate additional funding, we believe that we have the ability to scale our operations such that our current cash and investment balances will be sufficient to fund our operations into the third quarter of 2010.
Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors, many of which we cannot control, including:
•	success of our clinical trials for PMX-30063 and PMX-60056;

•	continued progress of and increased spending related to our research and development activities, including our plan to hire additional research and development employees;

•	the conditions in the capital markets and the biopharmaceutical industry that make raising capital or entering into strategic arrangements difficult and expensive;

•	progress with preclinical experiments and clinical trials;

•	ongoing general and administrative expenses related to our being a reporting company;

•	the cost, timing, and results of regulatory reviews and approvals;

•	the maintenance of our existing licenses with the University of Pennsylvania and the University of Massachusetts;

•	the success, timing, and financial consequences of any future collaborative, licensing or other arrangements that we may establish;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs of commercializing any of our product candidates;

•	technological and market developments;

•	the cost of manufacturing development; and

•	timing and level of sales of products for which we obtain marketing approval.

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
We are subject to many risks associated with development-stage businesses, including the above-discussed risks associated with the ability to raise capital. Please see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q for more information regarding risks associated with our business.
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
Conclusions regarding disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, and also accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure as specified in SEC rules and forms.
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
We are a development stage company with a limited operating history. As of June 30, 2009, we had an accumulated deficit of approximately $42,694,000. We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital.
Because of the numerous risks and uncertainties associated with developing new drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Currently, we have no products available for commercial sale, and, to date, we have not generated any product revenue. We have financed our operations and internal growth primarily through the sale of equity securities. We have devoted substantially all of our efforts to research and development, including cGMP manufacturing and cGLP compliant toxicology, safety pharmacology, genotoxicity studies and clinical studies for our lead clinical product candidates.
If we are unable to meet our needs for additional funding in the future, we will be required to limit, scale-back or cease operations.
We do not currently have the funding resources necessary to carry out all of our proposed short and long-term operating activities. We estimate that it will cost $65 to $85 million in research, drug development and clinical development costs over 36 – 48 months to file an NDA for PMX-30063 (assuming accelerated approval status is not granted), and a like amount for PMX-60056, in each case assuming adequate and timely financing. We will need to obtain additional financing in the future in order to fully fund these product candidates through the regulatory approval process. Costs of our proposed activities unrelated to our two lead product candidates would be in addition to these estimates.
We believe that our current cash and investment balances, exclusive of any cash to be generated from the Equity Line, will be sufficient to fund our planned Phase 1 studies for PMX-30063 and PMX-60056, and can fund our operations into the third quarter of 2010. Due to continued weakness in capital markets and our understanding that it may be difficult to secure significant additional financing on favorable terms, we have begun and expect to continue to scale back and delay some of our planned activities in order to prolong our cash resources. Our current cash and investment balances are not sufficient to initiate or fund Phase 2 clinical trials or any of the related development activities for PMX-30063 or PMX-60056. If we are unable to secure adequate additional funding during 2009 we will further delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding.
Our future capital requirements will depend on many factors, including:
•	success of our clinical trials for PMX-30063 and PMX-60056;
•	continued progress of and increased spending related to our research and development activities, including our plan to hire additional research and development employees;
•	conditions in the capital markets and the biopharmaceutical industry that make raising capital or entering into strategic arrangements difficult or expensive;
•	progress with preclinical experiments and clinical trials;
•	ongoing general and administrative expenses related to our being a reporting company;
•	the cost, timing, and results of regulatory reviews and approvals;

•	the maintenance of our existing licenses with the University of Pennsylvania and the University of Massachusetts;
•	the success, timing, and financial consequences of any future collaborative, licensing or other arrangements that we may establish;
•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the costs of commercializing any of our product candidates;
•	technological and market developments;
•	the cost of manufacturing development; and
•	timing and level of sales of any products for which we may obtain marketing approval.
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
We may not be able to access sufficient funds under our Equity Line when needed.
Our ability to put shares to Dutchess and obtain funds under our Equity Line is limited by the terms and conditions in the Investment Agreement, including restrictions on when we may exercise our put rights, restrictions on the amount we may put to Dutchess at any one time, which is determined in part by the trading volume of our common stock, and a limitation on our ability to put shares to Dutchess to the extent that it would cause Dutchess to beneficially own more than 4.99% of our outstanding shares. In addition, we do not expect the Equity Line to satisfy all of our funding needs, even if we are able and choose to take full advantage of the Equity Line.

Development of our proposed product candidates is a lengthy, expensive and uncertain process that requires investment of substantial amounts of time and money that may not yield viable products which may cause our business and results of operations to suffer.
We face the risks of failure inherent in developing drugs based on new technologies. None of our product candidates have received regulatory approval for commercial sale and our product candidates may never be commercialized. In addition, all of our product candidates are in the early stages of development and several programs are on hold until we are able to obtain and allocate sufficient resources, including financing. During the third quarter of 2008, we commenced clinical trials for the first time with our lead product candidates, PMX-30063 and PMX-60056. We commenced our Phase 1B study for PMX-30063 during the second quarter of 2009 and plan to commence a 1B study for PMX-60056 during the third quarter of 2009. The progress and results of these and any future clinical trials or future pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected. Our product candidates are not expected to be commercially available for several years, if at all.
Our development programs require a significant amount of cash to support the development of product candidates. We estimate that it will cost $65 to $85 million in research, drug development and clinical development costs over 36-48 months to file an NDA for PMX-30063 (assuming accelerated approval status is not granted), and a like amount for PMX-60056, in each case assuming adequate and timely financing. We will need to obtain additional financing in the future. We may not be able to obtain such additional financing on terms acceptable to us or at all.
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
We are a development stage company and to date, our only revenues have been from research grants and contracts. We will not be able to generate revenue from product sales or royalties unless and until we receive regulatory approval and begin commercialization of our product candidates or otherwise out-license our compounds. We are not certain of when, if ever, that will occur. Although we intend to introduce new products, we may not do so. Because the market for our products is relatively new, uncertain and evolving, and because we are a development stage company, it is difficult to assess or predict the growth rate, if any, and the size of this market. We may not develop additional products, a market for our products may not develop, and/or our products may not achieve market acceptance.
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
We are highly dependent on our executive officers and other key management and technical personnel, including Nicholas Landekic, Richard Scott, Ph.D., Eric McAllister, M.D., Ph.D., Edward Smith, Greg Ford and Bozena Korczak, Ph.D., as well as key members of our advisory team, including William DeGrado, Ph.D. and Gregory Tew, Ph.D. The loss of any of them could have a material adverse effect on our future operations. We presently do not maintain “key person” life insurance policies on any of our personnel.
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
We believe that our i.v. antibiotic product candidate, PMX-30063, which is a systemic antibiotic drug, may be eligible for one of the accelerated development or approval paths under FDA procedures, such as “fast track,” “priority review” or “accelerated approval.” We have not yet applied for any of these designations for our i.v. antibiotic product candidate or any of our other product candidates. Our product candidates may not receive any such consideration. If granted, some of these paths may help to abbreviate the size and scope of the trials required for submission and approval of an NDA and/or to shorten the review time of any such filing. If the FDA grants any of these designations to any of our product candidates, we may then make an application with the FDA with respect to any further development program and corresponding regulatory strategy.
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
If our current and future licensing, manufacturing and supply strategies are unsuccessful, then we may be unable to complete any future preclinical or clinical trials and/or commercialize our product candidates in a timely manner, if at all. Completion of any potential future pre-clinical or clinical trials and commercialization of our product candidates will require access to, or development of, facilities to manufacture a sufficient supply of our product candidates, or the ability to license them to other companies to perform these functions. We do not have the resources, facilities or experience to manufacture our product candidates on our own and do not intend to develop or acquire facilities for the manufacture of product candidates for pre-clinical trials, clinical trials or commercial purposes in the foreseeable future. We intend to continue to license technology and/or rely on contract manufacturers to produce sufficient quantities of our product candidates necessary for any pre-clinical or clinical testing we undertake in the future. Such contract manufacturers may be the sole source of production and may have limited experience at manufacturing, formulating, analyzing, filling and finishing our types of product candidates.

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
If we are successful in obtaining sufficient additional financing to commence Phase 2 clinical trials for one or both of our two lead product candidates, PMX-30063 and PMX-60056, we will need to expand our operations, including hiring of additional personnel. However, we may not be able to effectively grow and expand our business. Successful implementation of our business plan will require management of growth, which will result in an increase in the level of responsibility for management personnel. To manage growth effectively, we will be required to continue to implement and improve our operating and financial systems and controls to expand, train and manage our employee base. The management, systems and controls currently in place or to be implemented may not be adequate for such growth, and the steps taken to hire personnel and to improve such systems and controls might not be sufficient. If we are unable to manage our growth effectively, it will have a material adverse effect on our business, results of operations and financial condition.

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

Our pending U.S. and foreign patent applications may not issue us patents or may not issue in a form that will be advantageous to us. If we do not receive patents for these applications or do not receive adequate protections, our developments will not have any proprietary protection and other entities will be able to make the products and compete with us. Also, any patents we have obtained or do obtain may be challenged by reexamination, opposition or other administrative proceeding, or may be challenged in litigation, and such challenges could result in a determination that the patent is invalid or unenforceable. In addition, competitors may be able to design alternative methods or devices that avoid infringement of our patents. To the extent our intellectual property protection offers inadequate protection, or is found to be invalid, we are exposed to a greater risk of direct competition. Both the patent application process and the process of managing patent disputes can be time consuming and expensive and may require significant time and attention from our management. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.
In addition, the standards that the United States Patent and Trademark Office, or the U.S. PTO, uses to grant patents can change. Consequently, we may be unable to determine the type and extent of patent claims that will be issued to us or to our licensors in the future, if any patent claims are issued at all. In addition, if the U.S. PTO and/or other patent offices where we file our patent applications increase the fees associated with filing and prosecuting patent applications we would incur higher expenses and our intellectual property strategy could be adversely affected.
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
Our common stock is currently quoted on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our business objectives, the results of our clinical trials, trading volume in our common stock, changes in general conditions in the economy and the financial markets, or other developments which affect us or our industry. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.
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
Our certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock with a $0.001 par value and 10,000,000 preferred shares with a par value of $0.001, of which 59,845,065 common shares were issued and outstanding as of June 30, 2009. We may need to increase our authorized share count in order to issue additional shares of common stock in the future. From time to time we also will increase the number of shares available for issuance in connection with our equity compensation plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.
Moreover, in the past, we issued warrants and options to acquire shares of common stock. As of June 30, 2009, we had warrants and options to purchase an aggregate of 46,439,911 shares of our common stock. Warrants to purchase 4,119,194 shares of our common stock have weighted average anti-dilution protection if we sell certain securities at a price per share less than $1.23 per share. In addition, our Equity Line with Dutchess contemplates the issuance of up to 12,000,000 shares of our common stock to Dutchess, subject to certain restrictions and obligations.

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
Sales of a substantial number of shares of our common stock into the public market, including shares of common stock that we may issue to Dutchess pursuant to our Equity Line, may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock.
We have registered the resale by Dutchess of a maximum of 12,000,000 shares of common stock that may be issued to Dutchess pursuant to our Equity Line. The common stock to be issued to Dutchess pursuant to the Investment Agreement with Dutchess will be purchased at a 5% discount to the volume weighted average price (VWAP) of our common stock during the five consecutive trading day period beginning on the trading day immediately following the date of delivery of a put notice by us to Dutchess, subject to certain exceptions. Dutchess has a financial incentive to sell our common stock upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price.
Sales of a substantial number of shares of our common stock in the public market, including shares of common stock that we may issue to Dutchess pursuant to our Equity Line, could cause a reduction in the market price of our common stock. To the extent stockholders sell shares of common stock, the price of our common stock may decrease due to the additional shares of common stock in the market.
Any significant downward pressure on the price of our common stock as stockholders sell their shares could encourage short sales by our stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.
Delaware law, our stockholder rights plan and our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay and discourage takeover attempts that stockholders may consider favorable.
Certain provisions of our amended and restated certificate of incorporation and our amended and restated bylaws and applicable provisions of Delaware corporate law may make it more difficult for or prevent a third party from acquiring control of us or changing our board of directors and management. These provisions include:
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
In addition, we have a stockholder rights plan pursuant to which we distributed rights to purchase shares of our Series C Preferred Stock. The rights become exercisable upon the earlier of ten business days after a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, 15% or more of our common stock then outstanding or ten business days after the commencement of a tender or exchange offer that would result in a person or group beneficially owning 15% or more of our common stock then outstanding. These rights may cause substantial dilution to a person or group that attempts to acquire us (or which otherwise acquires 15% or more of our common stock) on terms or in a manner not approved by the Board, except pursuant to an offer conditioned upon the negation, purchase or redemption of these rights. Accordingly, these rights could delay or discourage someone from acquiring our business, even if doing so would benefit our stockholders.

Item 4.	Submission of Matters to a Vote of Security Holders
On June 30, 2009, we held our Annual Meeting of Stockholders (the “Meeting”). At the Meeting, there were 59,845,065 eligible votes and the following proposals were considered:
1. To elect eight directors to the Board of Directors for a term of one (1) year and until a successor is duly elected and qualified. Each of the nominees was elected by the margin indicated below:

	Number of Shares	Number of Shares
Nominee	Voted For	Withheld
Mr. Nicholas Landekic	43,051,815	383,323
Mr. Frank Slattery, Jr.	42,963,138	472,000
Mr. Brian Anderson	43,051,815	383,323
Dr. Richard Bank	43,051,815	383,323
Dr. Michael E. Lewis	43,051,815	383,323
Dr. Stefan D. Loren	43,051,815	383,323
Mr. Shaun F. O’Malley	43,051,815	383,323
Mr. Douglas J. Swirsky	43,195,444	239,694

2. To approve our amended and restated 2005 Omnibus Equity Compensation Plan. The amendment was approved by the margin indicated below:

Number of Shares	Number of Shares
Voted For	Voted Against	Abstentions	Broker Non-Votes
15,692,342	132,889	700,635	26,909,097
3. To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009. The ratification of the appointment of the independent registered public accounting firm was approved by the margin indicated below:

Number of Shares	Number of Shares
Voted For	Voted Against	Abstentions	Broker Non-Votes
43,255,339	50,065	129,732	0

Item 6.	Exhibits
Exhibit 3.1 — Certificate of Designation, Preferences and Rights of Series C Preferred Stock (filed as an Exhibit to the Current Report on Form 8-K filed on May 14, 2009 and incorporated herein by reference).
Exhibit 4.1 — Rights Agreement, by and between PolyMedix, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, including exhibits thereto, dated as of May 12, 2009 (filed as an Exhibit to the Current Report on Form 8-K filed on May 14, 2009 and incorporated herein by reference).
Exhibit 10.1 — Investment Agreement by and between PolyMedix, Inc. and Dutchess Equity Fund, LP dated May 20, 2009 (filed as an Exhibit to the Current Report on Form 8-K filed on May 22, 2009 and incorporated herein by reference).
Exhibit 10.2 — Registration Rights Agreement by and between PolyMedix, Inc. and Dutchess Equity Fund, LP dated May 20, 2009 (filed as an Exhibit to the Current Report on Form 8-K filed on May 22, 2009 and incorporated herein by reference).
Exhibit 10.3 — Amendment No. 1 to Investment Agreement dated July 8, 2009, between the Registrant and Dutchess Equity Fund, LP. (filed as an Exhibit to the Registration Statement on Form S-1 (File No. 333-160470) filed on July 8, 2009 and incorporated herein by reference).
Exhibit 31.1 — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 31.2 — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 32.1 — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PolyMedix, Inc.

August 7, 2009	By:	/s/ Nicholas Landekic

Date		Nicholas Landekic
President & Chief Executive Officer (Principal Executive Officer)

August 7, 2009	By:	/s/ Edward F. Smith

Date		Edward F. Smith
Vice President, Finance & Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.