Form 10-Q
period 2009-09-30
POLYMEDIX INC
filed 2009-11-16
CIK 1341843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____
COMMISSION FILE NUMBER: 000-51895
POLYMEDIX, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	27-0125925 (I.R.S. Employer Identification No.)
170 N. Radnor-Chester Road; Suite 300
Radnor, PA 19087
(Address of Principal Executive Offices)
(484) 598-2400
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 13, 2009 the issuer had 59,995,065 shares of issued and outstanding common stock, par value $0.001 per share.

POLYMEDIX, INC.
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS — as of September 30, 2009 and December 31, 2008	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — for the Three and Nine-Months Ended September 30, 2009 and 2008 and for the Period from August 8, 2002 (Inception) to September 30, 2009	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - for the Nine-Months Ended September 30, 2009 and 2008 and for the Period from August 8, 2002 (Inception) to September 30, 2009	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 1A. Risk Factors	18

Item 6. Exhibits	32

SIGNATURES	33

EXHIBITS INDEX	34

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$5,622	$7,206
Short-term investments	1,903	7,900
Prepaid expenses and other current assets	286	332
Grant and contract receivable	408	75

Total current assets	8,219	15,513

Property and Equipment:
Computers	218	237
Office furniture and lab equipment	774	774
Accumulated depreciation	(583)	(447)

Total property and equipment	409	564

TOTAL ASSETS	$8,628	$16,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,349	$1,072
Accrued expenses	992	933
Short-term portion of capital lease obligation	11	104

Total current liabilities	2,352	2,109

Deferred rent	907	825

Total liabilities	3,259	2,934

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred Stock ($0.001 par value; 10,000 shares authorized; 0 issued and outstanding at September 30, 2009 and December 31, 2008)	—	—
Common Stock ($0.001 par value; 250,000 shares authorized; 59,845 issued and outstanding at September 30, 2009 and December 31, 2008)	60	60
Additional paid-in capital	51,279	49,930
Deficit accumulated during the development stage	(45,971)	(36,859)
Unrealized gain on available for sale securities	1	12

Total stockholders’ equity	5,369	13,143

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,628	$16,077

The accompanying notes are an integral part of these consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

					For the period
					August 8, 2002
					(Inception) to
	Three-Months Ended September 30,		Nine-Months Ended September 30,		September 30,
	2009	2008	2009	2008	2009
Revenues:
Grant and contract revenues	$447	$39	$591	$1,048	$4,104

Total revenues	447	39	591	1,048	4,104

Operating Expenses:
Research and development	2,267	1,764	5,507	6,208	30,097
General and administrative	1,463	1,291	4,240	3,678	21,514

Total operating expenses	3,730	3,055	9,747	9,886	51,611

Other Income:
Interest income and other expenses	5	61	43	156	1,536

Total other income	5	61	43	156	1,536

Net loss	$(3,278)	$(2,955)	$(9,113)	$(8,682)	$(45,971)

Beneficial conversion feature, conversion inducement and dividends on preferred stock	—	—	—	—	(11,118)

Net loss attributable to common stockholders	$(3,278)	$(2,955)	$(9,113)	$(8,682)	$(57,089)

Net loss per common share — basic and diluted	$(0.05)	$(0.06)	$(0.15)	$(0.23)

Weighted average common shares outstanding — basic and diluted	59,845	48,630	59,845	37,656

The accompanying notes are an integral part of these consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

			For the period
			August 8, 2002
	Nine-Months Ended September 30,		(Inception) to
	2009	2008	September 30, 2009
Cash Flows from Operating Activities:
Net loss	$(9,113)	$(8,682)	$(45,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	155	160	678
Accretion of discount on investment securities	(16)	(49)	(458)
Stock-based compensation	1,414	1,079	7,258

Increase in prepaid expenses and other current assets	(111)	(85)	(518)
Increase (decrease) in accounts payable, accrued expenses and deferred rent	307	(1,153)	3,055

Loss on disposal of fixed assets	—	—	23
Net cash used in operating activities	(7,364)	(8,730)	(35,933)

Cash Flows from Investing Activities:
Cash paid for property and equipment	(15)	—	(766)
Purchases of investments	(3,798)	(1,683)	(34,041)
Proceeds from maturities of investments	9,800	4,000	32,598

Net cash provided by (used in) investing activities	5,987	2,317	(2,209)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, net of financing costs	(114)	17,280	43,686
Proceeds from warrant and stock option exercises	—	—	398
Principal payments on capital lease obligations	(93)	(98)	(320)

Net cash provided by (used in) financing activities	(207)	17,182	43,764

Net increase (decrease) in cash and cash equivalents	(1,584)	10,769	5,622

Cash and cash equivalents — beginning of period	7,206	4,936	—

Cash and cash equivalents — end of period	$5,622	$15,705	$5,622

Non-Cash Investing Activities:
Property and equipment acquired under capital lease	$—	$—	$331
Capital expenditures acquired on account	$—	$30	$15

Non-Cash Financing Activities:
Conversion inducement and dividends on Series 1 Preferred Stock and Beneficial conversion feature on Series 2008 Preferred Stock	$—	$—	$11,118
Warrants issued to placement agent	$—	$783	$2,932
Accrued financing costs	$178	$246	$178
Capital lease obligation	$—	$—	$331
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
1 — Organization and Business Activities
We are a development stage biotechnology company focused on treating serious infectious diseases and acute cardiovascular disorders with synthetic small molecule compounds that mimic the activity of large natural protein molecules, compounds referred to as biomimetics. Using our proprietary computational drug design technology, we have created novel defensin mimetic antibiotic compounds, heparin antagonist compounds (or “heptagonist”) and other drug compounds intended for human therapeutic use. Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing and human clinical trials of our product candidates, exploring marketing channels and recruiting personnel.
We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through September 30, 2009 aggregated $45,971,000, and we expect to continue to incur substantial losses in future periods.
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
We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors. We believe that our current cash and investment balances as of the date of this filing, exclusive of any cash to be generated from the $10 million Equity Line with Dutchess Equity Fund, L.P. that we entered into in May, 2009 (the “Equity Line”), will be sufficient to fund the completion of our ongoing Phase 1B study for PMX-30063, as well as fund the continued clinical development of our two lead drug candidates, PMX-30063 and PMX-60056, into Phase 2 during 2010. During the fourth quarter of 2009, we successfully completed our Phase 1B clinical study of PMX-60056. Additionally, we believe our current cash and investment balances as of the date of this filing are sufficient to fund our operations for at least the next 12 months.
In November 2009, we obtained equity financing to fund our ongoing clinical development of PMX-30063 and 60056 into Phase 2 clinical trials. Refer to Footnote 7 for additional information. We may seek additional funds through equity or debt financing, among other sources. In addition, we may actively seek funds through government grants and contracts. However, as a result of current conditions in the equity and debt markets, we may not be able to obtain additional funding on favorable terms, if at all. In addition, if we choose to apply for government grants and contracts, there is no guarantee of approval of our applications. If we are unable to secure adequate additional funding in the future, we will delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business may be materially and adversely affected. In the absence of adequate additional funding, we believe that we have the ability to scale our operations such that our current cash and investment balances will be sufficient to fund our operations for at least the next 12 months.

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
Interim Financial Information
The condensed consolidated financial statements include the accounts of PolyMedix, Inc. and its wholly-owned subsidiary, PolyMedix Pharmaceuticals, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The information as of September 30, 2009 and for the periods ended September 30, 2009 and 2008 and the period from August 8, 2002 (Inception) to September 30, 2009 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to state fairly the financial information set forth in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008 included in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 23, 2009.
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
Reclassification
Certain prior year amounts have been reclassified to conform to the current year presentation.
2 — Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance that defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements, effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB delayed the effective date to fiscal years beginning after November 15, 2008, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2008, we adopted this guidance as it applies to our financial instruments. Effective January 1, 2009, we adopted this guidance for our non-financial assets and non-financial liabilities, without impact to our condensed consolidated financial statements or related footnotes.
The following table provides the assets carried at fair value measured on a recurring basis as of September 30, 2009 and December 31, 2008 (in thousands):

			Significant other	Significant
		Quoted prices in	observable	unobservable
	Total Carrying	active markets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
September 30, 2009	$1,903	$—	$1,903	$—
December 31, 2008	$7,900	$—	$7,900	$—
Our short-term investments are the only assets included in the table above, and are generally fixed income government agency securities, measured at fair value and derived principally from or corroborated by observable market data by correlation or other means. These investments are classified within Level 2 of the valuation hierarchy.

In June 2008, the FASB issued guidance addressing whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method. This guidance applies to the calculation of EPS for share-based payment awards with rights to dividends or dividend equivalents, and clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented must be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions. Early adoption is not permitted. The adoption of this guidance did not have an impact on our consolidated financial statements.
In June 2008, the FASB ratified the consensus reached which clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception to the accounting for derivative instruments and hedging activities. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The adoption of this guidance did not have an impact on our consolidated financial statements.
In April 2009, the FASB amended current guidance, requiring additional information about the fair value of financial instruments be disclosed at interim periods for publicly traded companies. Due to the short-term nature of our Cash and Cash Equivalents, Short Term Investments, Grant and Contract Receivable, and Accounts Payable, we believe that the respective book values of these accounts approximate their fair value. This guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In April 2009, the FASB amended current other-than-temporary impairment guidance for debt securities and improved the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements, effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In May 2009, the FASB established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for the quarter ended June 30, 2009 and did not have a material impact on our financial statements. We evaluated all events and transactions that occurred after September 30, 2009 up through November 5, 2009, the date we issued these financial statements. During this period, the Company did not have any material recognizable or non-recognizable subsequent events.
In June 2009, the FASB revised the structure of U.S. Generally Accepted Accounting Principles (GAAP), and this revised codification became the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related accounting literature. This pronouncement reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This new codification became effective for financial statements issued for reporting periods that end after September 15, 2009. The adoption of this guidance had an impact on our financial disclosures which have been revised where appropriate to conform with the new codification.
3 — Comprehensive Loss
Comprehensive income consists of reported net income or loss and unrealized gains or losses on available for sale securities. The comprehensive loss for each of the periods presented approximates the net loss in the condensed consolidated statements of operations.

4 — Short-Term Investments
Short-term investments consist of investment grade fixed income securities with original maturities of greater than three months. All investments are classified as “available for sale”, and are considered current assets. As of September 30, 2009, all short-term investments had maturities of less than one year.
The following summarizes the short-term investments as of September 30, 2009 and December 31, 2008, respectively, which were invested solely in U.S. government obligations (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2009	$1,902	$1	$—	$1,903
December 31, 2008	$7,888	$12	$—	$7,900
5 — Stock-Based Compensation
We maintain equity compensation plans under which grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards are granted to employees, non-employee directors and key advisors. Since our inception on August 8, 2002, we have recognized equity compensation expense over the requisite service period using the Black-Scholes Merton formula to estimate the fair value of stock options. The following table summarizes the total stock-based compensation expense included in our unaudited condensed consolidated statements of operations (in thousands):

					Period from
	Three-Months Ended		Nine-Months Ended		August 8, 2002
	September 30,		September 30,		(Inception) to
	2009	2008	2009	2008	September 30, 2009
Research and Development	$180	$107	$522	$336	$2,323
General and administrative	298	263	892	743	4,935

Total stock-based compensation expense	$478	$370	$1,414	$1,079	$7,258

During the nine-months ended September 30, 2009, 744,000 stock options were awarded to key consultants, directors, and employees at a combined grant date fair value of $359,000. There have been no significant changes to the assumptions used to calculate fair value from those which were disclosed in our 2008 Annual Report on Form 10-K. As of September 30, 2009, there were 10,948,000 shares of Common Stock issuable upon exercise of outstanding stock options and 14,645,000 shares of Common Stock available for issuance of future equity compensation awards in connection with our equity compensation plans. As of September 30, 2009, there was $2,582,000 of total unrecognized compensation cost related to non-vested stock options, which will be amortized over the weighted average remaining service period of approximately 1.09 years.

6 — Stockholders’ Equity
Common Stock
We are authorized to issue 250,000,000 shares of Common Stock, with a par value of $0.001, of which 59,845,065 were issued and outstanding at both September 30, 2009 and December 31, 2008.
In May 2009, we entered into an Investment Agreement (“Investment Agreement”) with Dutchess Equity Fund, L.P. (“Dutchess”), as amended in July 2009. Pursuant to the Investment Agreement, Dutchess committed to purchase up to $10,000,000 of our Common Stock, over the course of thirty-six months. We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Investment Agreement. In each put notice, we will set our minimum acceptable per share purchase price for the put. The maximum dollar amount that we are entitled to put in any one notice (“Put”) is the greater of (i) 200% of the average daily volume of the Common Stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days or (ii) $250,000. An additional put notice may not be delivered until after the closing of any previous outstanding put notice. The purchase price shall be set at ninety-five percent (95%) of the volume weighted average price (VWAP) of our Common Stock during the five (5) consecutive trading day period beginning on the trading day immediately following the date of delivery of the applicable put notice; provided, that any trading day during which the daily VWAP is 10% above or 10% below the VWAP for the entire period will be omitted from the calculation, and any trading day having a VWAP below the minimum acceptable price may be omitted from the calculation. The aggregate number of shares issuable by us and purchasable by Dutchess under the Investment Agreement is 12,000,000. As of September 30, 2009, we had not sold any shares to Dutchess in connection with this Equity Line.
In December 2008, our then outstanding 608,834 shares of Series 2008 Convertible Preferred Stock (“Series 2008 Preferred Stock”), originally issued in September 2008, automatically converted to 6,088,340 shares of Common Stock. See “Preferred Stock” section below.
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
Preferred Stock
We are authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.001, of which no shares were issued and outstanding at September 30, 2009 and December 31, 2008, respectively.
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

Warrants
In connection with the private placement and subsequent conversion of the Series 2008 Preferred Stock (described above), investors in the private placement received Series B Warrants presently exercisable for 6,088,340 shares of Common Stock and the placement agent and dealer received Series B Warrants presently exercisable for 279,583 shares of Common Stock. The Series B Warrants have an exercise price of $1.00 per share and expire in July 2013. The fair value of the warrants at the time of issuance was $3,991,000, which was estimated using the Black-Scholes Merton option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.03%; estimated life of five years and volatility of 71%.
In connection with the registered offering completed in July 2008 (described above), we issued Series A Warrants to purchase 21,428,000 shares of Common Stock to investors and Series A Warrants to purchase 1,071,000 shares of Common Stock to the placement agents and dealer at an exercise price of $1.00 per share and that expire in September 2013. The fair value of the warrants at the time of issuance was $11,807,000, which was estimated using the Black-Scholes Merton option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.2% to 3.35%; estimated life of five years and volatility of 72% to 75%.
In connection with the registered offering completed in December 2007, we issued warrants to purchase 2,943,000 shares of Common Stock at an exercise price of $1.10 per share. These warrants expire in December 2012. The fair value of the warrants at the time of issuance was $2,015,000, which was estimated using the Black-Scholes Merton option-pricing model with the following assumptions: no dividends; risk-free interest rate of 3.58%; estimated life of five years and volatility of 73%.
During 2005 and 2006, we issued warrants to purchase 4,119,000 shares of Common Stock, as adjusted for weighted average anti-dilution protection, in connection with the private placement of Series 1 preferred stock at an exercise price of $1.23 per share, as adjusted for weighted average anti-dilution protection. These warrants expire in November 2010 and contain weighted average anti-dilution protection if we issue certain securities at a price per share less than $1.23 per share. The fair value of the warrants at the time of issuance was $2,149,000, which was estimated using the Black-Scholes Merton option-pricing model with the following assumptions: no dividends; risk-free interest rate of 4.45%; estimated life of five years and volatility of 60%.
7 — Subsequent Event
On November 16, 2009, we closed on a registered offering selling 20,700,000 units at a purchase price of $1.00 per unit, resulting in gross proceeds of $20,700,000. We incurred $1,449,000 in placement agent fees and approximately $300,000 in other financing costs in connection with this offering. Each unit sold included one share of our common stock and a warrant to purchase up to 0.3 shares of our common stock at an exercise price of $1.25. We expect to use the proceeds received from the offering to fund our research and development activities, including Phase 2 clinical trials and related activities for PMX-30063 or PMX-60056, and for general working capital needs. The financial statements presented as of September 30, 2009 do not contain any adjustments related to this offering..
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
We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through September 30, 2009 aggregated $45,971,000, and we expect to continue to incur substantial losses in future periods.
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
We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors. We believe that our current cash and investment balances as of the date of this filing, exclusive of any cash to be generated from the Equity Line, will be sufficient to fund the completion of our ongoing Phase 1B study for PMX-30063, as well as fund the continued clinical development of our two lead drug candidates, PMX-30063 and PMX-60056, into Phase 2 during 2010. During the fourth quarter of 2009, we successfully completed our Phase 1B clinical study of PMX-60056. Additionally, we believe our current cash and investment balances as of the date of this filing are sufficient to fund our operations for at least the next 12 months.
In November 2009, we obtained equity financing to fund our ongoing clinical development of PMX-30063 and 60056 into Phase 2 clinical trials. Refer to Footnote 7 of our financial statements included within this Form 10-Q for additional information. We may seek additional funds through equity or debt financing, among other sources. In addition, we may actively seek funds through government grants and contracts. However, as a result of current conditions in the equity and debt markets, we may not be able to obtain additional funding on favorable terms, if at all. In addition, if we choose to apply for government grants and contracts, there is no guarantee of approval of our applications. If we are unable to secure adequate additional funding in the future, we will delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business may be materially and adversely affected. In the absence of adequate additional funding, we believe that we have the ability to scale our operations such that our current cash and investment balances will be sufficient to fund our operations for at least the next 12 months.
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
The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations for the three and nine-months ended September 30, 2009 and 2008, and financial condition as of September 30, 2009 and December 31, 2008.

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
Stock-based compensation
Since inception, we have used the Black-Scholes Merton formula to estimate the fair value of stock options and have elected to continue to estimate the fair value of stock options using the Black-Scholes Merton formula. The volatility and expected term assumptions have the most significant effect on the results obtained from the Black-Scholes Merton option-pricing model. We have to date assumed that stock options have an expected life of five years, representing about half of their contractual life, and assumed Common Stock volatility of between 41% and 75%. Higher estimates of volatility and expected life of the option increase the value of an option and the resulting expense. Given the absence of an active market for our Common Stock in prior periods, the fair value of our Common Stock has periodically been estimated using several criteria, including progress and milestones achieved in our research activities along with the price per share of our preferred and Common Stock offerings.
Results of Operations
Grant and contract revenues were $447,000 and $591,000 for the three and nine-month periods ended September 30, 2009, respectively, compared to $39,000 and $1,048,000 for the three and nine-month periods ended September 30, 2008, respectively. The changes in grant and contract revenue for the three and nine-month periods ended September 30, 2009 were the result of the timing of our expenditures and subsequent reimbursement related to our grant and contract activities, as well as several new grants and contracts which commenced during the third quarter of 2009.
Research and development expenses were $2,267,000 and $5,507,000 for the three and nine-month periods ended September 30, 2009, respectively, compared to $1,764,000 and $6,208,000 for the three and nine-month periods ended September 30, 2008, respectively. The increase for the three-month period ended September 30, 2009 was due to the commencement of Phase 1B clinical trials for our PMX-30063 product candidate, and the hiring of additional staff to accommodate our research grants and contracts. The decrease for the nine-month period ending September 30, 2009 was the result of the delay and scale-back of certain research, and the delay of certain clinical development activities. Pending timely and adequate additional funding, we expect our research and development costs to increase in the future as a result of the costs incurred to enable and conduct Phase 2 studies for our PMX-30063 and PMX-60056 product candidates.
General and administrative expenses were approximately $1,463,000 and $4,240,000 for the three and nine-month periods ended September 30, 2009, respectively, compared to $1,291,000 and $3,678,000 for the three and nine-month periods ended September 30, 2008, respectively. The increase in general and administrative costs for the three and nine month period ending September 30, 2009 is primarily associated with increased legal fees and equity compensation expense.
Interest income and other expenses were $5,000 and $43,000 for the three and nine-month periods ended September 30, 2009, respectively, compared to $61,000 and $156,000 for the three and nine-month periods ended September 30, 2008, respectively. The changes for the three and nine months ending September 30, 2009 were mostly the result of lower interest rates and decreased cash and investment balances resulting in less interest income.
Historical Cash Flows
Operating Activities. Cash used in operating activities during the nine-month period ended September 30, 2009 was approximately $7,364,000, compared to approximately $8,730,000 for the nine-month period ended September 30, 2008. The decrease was primarily due to an increase in accounts payable, accrued expenses and deferred rent, and was partially offset by an increase in prepaid expenses and other current assets.

Investing Activities. Cash provided by or used in investing activities represents cash paid for the purchase, and proceeds received from, the maturity of investments and cash paid for property and equipment. During the nine-month periods ended September 30, 2009 and 2008, $3,798,000 and $1,683,000 was used to purchase investments, respectively. During the nine-month periods ended September 30, 2009 and 2008, $9,800,000 and $4,000,000 was received from the maturities of investments, respectively. During the nine-month period ended September 30, 2009, $15,000 was used to purchase property and equipment.
Financing Activities. To date, we have financed our operating and investing activities primarily from the proceeds from the sale of equity securities. During the nine-month period ended September 30, 2009 we paid $114,000 in financing costs associated with our May 2009 Equity Line and other ongoing financing activities, and paid $93,000 in principal associated with our capital leases. During the nine-month period ended September 30, 2008 we received $17,280,000, net of financing costs, associated with our July 2008 registered direct offering and September 2008 private placement of Series 2008 preferred stock units and paid $98,000 in principal associated with our capital leases.
Liquidity and Capital Resources
As of September 30, 2009 and December 31, 2008, we had cash and investment balances of approximately $7,525,000 and $15,106,000, respectively, and total liabilities of approximately $3,259,000 and $2,934,000, respectively. The decrease in our cash and investment balances was primarily attributable to cash used to fund ongoing operations.
In May 2009, we entered into an Investment Agreement with Dutchess Equity Fund, L.P., as amended in July 2009. Pursuant to the Investment Agreement, Dutchess committed to purchase up to $10,000,000 of our common stock, over the course of thirty-six months. We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Investment Agreement. In each put notice, we will set our minimum acceptable per share purchase price for the put. The maximum dollar amount that we are entitled to put in any one notice is the greater of (i) 200% of the average daily volume of our common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days or (ii) $250,000. The purchase price shall be set at ninety-five percent (95%) of the volume weighted average price (VWAP) of our common stock during the five (5) consecutive trading day period beginning on the trading day immediately following the date of delivery of the applicable put notice; provided, that any trading day during which the daily VWAP is 10% above or 10% below the VWAP for the entire period will be omitted from the calculation, and any trading day having a VWAP below the minimum acceptable price may be omitted from the calculation. The aggregate number of shares issuable by us and purchasable by Dutchess under the Investment Agreement is 12,000,000. As of September 30, 2009, we had not sold any shares to Dutchess in connection with this Equity Line.
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
We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including the success of our clinical trials, market acceptance for our technologies and product candidates and various other factors. We believe that our current cash and investment balances as of the date of this filing, exclusive of any cash to be generated from the Equity Line, will be sufficient to fund the completion of our ongoing Phase 1B study for PMX-30063, as well as fund the continued clinical development of our two lead drug candidates, PMX-30063 and PMX-60056, into Phase 2 during 2010. During the fourth quarter of 2009, we successfully completed our Phase 1B clinical study of PMX-60056. Additionally, we believe our current cash and investment balances as of the date of this filing are sufficient to fund our operations for at least the next 12 months.
In November 2009, we obtained equity financing to fund our ongoing clinical development of PMX-30063 and 60056 into Phase 2 clinical trials. Refer to Footnote 7 of our financial statements included within this Form 10-Q for additional information. We may seek additional funds through equity or debt financing, among other sources. In addition, we may actively seek funds through government grants and contracts. However, as a result of current conditions in the equity and debt markets, we may not be able to obtain additional funding on favorable terms, if at all. In addition, if we choose to apply for government grants and contracts, there is no guarantee of approval of our applications. If we are unable to secure adequate additional funding in the future, we will delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business may be materially and adversely affected. In the absence of adequate additional funding, we believe that we have the ability to scale our operations such that our current cash and investment balances will be sufficient to fund our operations for at least the next 12 months.
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
We expect to seek additional funds through equity or debt financing, collaborative or other arrangements with corporate partners, and from other sources. For instance, we may actively seek more funding through government grants and contracts. Most of the grants historically received, including the $923,000 NIH grant to develop new generation reversing agents for LMWH and the $6.6 million NIH and $1.6 million Defense Threat Reduction Agency grants for research into biodefense applications, typically are structured as specific cost-recovery agreements and are, therefore, not available to fund all aspects of the Company’s product development efforts. We may not be able to obtain any additional financing on terms acceptable to us, if at all, or we may not raise as much as we expect. If adequate additional funds are not available when required, we will have to delay, scale-back or eliminate certain of our research, drug discovery or development activities or certain other aspects of our operations and our business will be materially and adversely affected.
We are subject to many risks associated with development-stage businesses, including the above-discussed risks associated with the ability to raise capital. Please see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q for more information regarding risks associated with our business.
Recent Developments
Clinical Development:
In October 2009, we completed a second successful clinical study of PMX-60056 (Phase 1B). The clinical study was a pilot proof-of concept study conducted using a double-blind, placebo-controlled, crossover design, with six healthy human volunteer subjects. This study design and low number of subjects were intended to generate meaningful results for a pilot study at minimal cost. Twenty minutes after administration of a 70 U/kg dose of heparin, which is sufficient to produce anticoagulant activity, each of the subjects was administered, in a blinded manner, either a single dose of 0.3 mg/kg of PMX-60056 or a placebo as a 10-minute intravenous infusion. With the crossover design, each subject was dosed twice, initially with heparin and either PMX-60056 or a placebo and then, two days after the first dose, with heparin and whichever (PMX-60056 or a placebo) he did not receive in the first dose. Each subject thus acted as his own control.
The primary endpoint of the clinical study was safety, specifically whether blood pressure decreases would be mitigated by the presence of heparin, and the secondary endpoint was efficacy, as measured by blood clotting time. The desired outcomes were no clinically significant decrease in blood pressure, and rapid reversal of activated clotting time (ACT), a standard bedside blood clotting measurement, and activated partial thromboplastin time (aPTT), a more accurate laboratory measurement of blood clotting time. These blood clotting times are machine read to ensure objective measurement.
No serious adverse events (SAEs) occurred during this Phase 1B clinical study of PMX-60056. No clinically significant blood pressure effects were observed in this study in the presence of heparin. There were several non-serious reports of “warmth” and/or “itching” during and shortly after the infusions, but no such effects were reported significantly beyond the 10-minute infusion time.
In all subjects receiving PMX-60056, there was a rapid and complete reversal of the anticoagulant action of heparin, as measured by ACT and aPTT. Each subject’s minimum ACT and aPTT readings after being dosed with PMX-60056 were at or below the subject’s ACT and aPTT readings prior to being dosed with heparin. The heparin reversal appeared to occur at or before the end of the 10-minute infusion of PMX-60056, suggesting that the 0.3 mg/kg dose may have been in excess of requirements for 70U/kg heparin. Furthermore, the reversal was permanent: there was no return of anticoagulation during the hours required for heparin’s effects to decline naturally.
Financial Development:
On November 16, 2009, we closed on a registered offering selling 20,700,000 units at a purchase price of $1.00 per unit, resulting in gross proceeds of $20,700,000. We incurred $1,449,000 in placement agent fees and approximately $300,000 in other financing costs in connection with this offering. Each unit sold included one share of our common stock and a warrant to purchase up to 0.3 shares of our common stock at an exercise price of $1.25. We expect to use the proceeds received from the offering to fund our research and development activities, including Phase 2 clinical trials and related activities for PMX-30063 or PMX-60056, and for general working capital needs. The financial statements presented as of September 30, 2009 do not contain any adjustments related to this offering.

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
We are a development stage company with a limited operating history. As of September 30, 2009, we had an accumulated deficit of approximately $45,971,000. We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital.
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
We do not currently have the funding resources necessary to carry out all of our proposed short and long-term operating activities. We estimate that it will cost $65 to $85 million in research, drug development and clinical development costs over 30 - 42 months to file an NDA for PMX-30063 (assuming accelerated approval status is not granted), and a like amount for PMX-60056, in each case assuming adequate and timely financing. We will need to obtain additional financing in the future in order to fully fund these product candidates through the regulatory approval process. Costs of our proposed activities unrelated to our two lead product candidates would be in addition to these estimates.
We believe that our current cash and investment balances as of the date of this filing, exclusive of any cash to be generated from the Equity Line, will be sufficient to fund the completion of our ongoing Phase 1B study for PMX-30063, as well as fund the continued clinical development of our two lead drug candidates, PMX-30063 and PMX-60056, into Phase 2 during 2010. During the fourth quarter of 2009, we successfully completed our Phase 1B clinical study of PMX-60056. Additionally, we believe our current cash and investment balances as of the date of this filing are sufficient to fund our operations for at least the next 12 months. If we are unable to secure adequate additional funding in the future, we will delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business may be materially and adversely affected. In the absence of adequate additional funding, we believe that we have the ability to scale our operations such that our current cash and investment balances will be sufficient to fund our operations for at least the next 12 months.
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

We may not be able to access sufficient funds under our Equity Line with Dutchess Equity Fund, L.P. when needed.
Our ability to put shares to Dutchess and obtain funds under our Equity Line is limited by the terms and conditions in the Investment Agreement with Dutchess, including restrictions on when we may exercise our put rights, restrictions on the amount we may put to Dutchess at any one time, which is determined in part by the trading volume of our common stock, and a limitation on our ability to put shares to Dutchess to the extent that it would cause Dutchess to beneficially own more than 4.99% of our outstanding shares. In addition, we do not expect the Equity Line to satisfy all of our funding needs, even if we are able and choose to take full advantage of the Equity Line.
Development of our proposed product candidates is a lengthy, expensive and uncertain process that requires investment of substantial amounts of time and money that may not yield viable products which may cause our business and results of operations to suffer.
We face the risks of failure inherent in developing drugs based on new technologies. None of our product candidates have received regulatory approval for commercial sale and our product candidates may never be commercialized. In addition, all of our product candidates are in the early stages of development and all of our programs except for our two lead product candidates are on hold until we are able to obtain and allocate sufficient resources, including financing. During the third quarter of 2008, we commenced clinical trials for the first time with our lead product candidates, PMX-30063 and PMX-60056. We commenced our Phase 1B study for PMX-30063 during the second quarter of 2009 and our Phase 1B study for PMX-60056 during the third quarter of 2009. The progress and results of these and any future clinical trials or future pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected. Our product candidates are not expected to be commercially available for several years, if at all.
Our development programs require a significant amount of cash to support the development of product candidates. We estimate that it will cost $65 to $85 million in research, drug development and clinical development costs over 30-42 months to file an NDA for PMX-30063 (assuming accelerated approval status is not granted), and a like amount for PMX-60056, in each case assuming adequate and timely financing. We will need to obtain additional financing in the future. We may not be able to obtain such additional financing on terms acceptable to us or at all.
In addition, a number of potential drugs have shown promising results in early subject studies but failed in subsequent clinical trials and/or failed to obtain necessary regulatory approvals. Data obtained from such studies are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Regulatory authorities may refuse or delay approval as a result of many other factors, including changes in regulatory policy during the period of product development.
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
We are highly dependent on our executive officers and other key management and technical personnel, including Nicholas Landekic, Richard Scott, Ph.D., Eric McAllister, M.D., Ph.D., Edward Smith and Bozena Korczak, Ph.D., as well as key members of our advisory team, including William DeGrado, Ph.D. and Gregory Tew, Ph.D. The loss of any of them could have a material adverse effect on our future operations. We presently do not maintain “key person” life insurance policies on any of our personnel.
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
In November 2009, we obtained sufficient additional financing to commence Phase 2 clinical trials for both of our two lead product candidates, PMX-30063 and PMX-60056. As a result, we will need to expand our operations, including hiring of additional personnel. However, we may not be able to effectively grow and expand our business. Successful implementation of our business plan will require management of growth, which will result in an increase in the level of responsibility for management personnel. To manage growth effectively, we will be required to continue to implement and improve our operating and financial systems and controls to expand, train and manage our employee base. The management, systems and controls currently in place or to be implemented may not be adequate for such growth, and the steps taken to hire personnel and to improve such systems and controls might not be sufficient. If we are unable to manage our growth effectively, it will have a material adverse effect on our business, results of operations and financial condition.

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

Our pending U.S. and foreign patent applications may not result in the issuance of patents to us or may not result in the issuance of patents that will be advantageous to us. If we do not receive patents for these applications or do not receive adequate protections, our developments will not have any proprietary protection and other entities will be able to make the products and compete with us. Also, any patents we have obtained or do obtain may be challenged by reexamination, opposition or other administrative proceeding, or may be challenged in litigation, and such challenges could result in a determination that the patent is invalid or unenforceable. In addition, competitors may be able to design alternative methods or devices that avoid infringement of our patents. To the extent our intellectual property protection offers inadequate protection, or is found to be invalid, we are exposed to a greater risk of direct competition. Both the patent application process and the process of managing patent disputes can be time consuming and expensive and may require significant time and attention from our management. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.
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
Risks Related to our Capital Stock
Our common stock price is volatile, our stock is highly illiquid, and any investment in our securities could decline substantially in value.
Our common stock is currently quoted on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this quartery report on Form 10-Q, and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:
•	results of pre-clinical studies and clinical trials;

•	commercial success of approved products;

•	corporate partnerships;

•	technological innovations by us or competitors;

•	changes in laws and government regulations both in the U.S. and overseas;

•	changes in key personnel at our company;

•	developments concerning proprietary rights, including patents and litigation matters;

•	public perception relating to the commercial value or safety of any of our product candidates;

•	future sales of our common stock;

•	future issuance of our common stock causing dilution;

•	anticipated or unanticipated changes in our financial performance or future prospects;

•	general trends related to the biopharmaceutical and biotechnological industries; and

•	general conditions in the stock market.
The stock market in general has recently experienced relatively large price and volume fluctuations. In particular, the market prices of securities of smaller biotechnology companies have experienced dramatic fluctuations that often have been unrelated or disproportionate to the operating results of these companies.

Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in its value. You should also be aware that price volatility may be worse if the trading volume of the common stock remains limited or declines.
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
Our certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock with a $0.001 par value and 10,000,000 preferred shares with a par value of $0.001, of which 59,845,065 common shares were issued and outstanding as of September 30, 2009. We may need to increase our authorized share count in order to issue additional shares of common stock in the future. From time to time we also will increase the number of shares available for issuance in connection with our equity compensation plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.
Moreover, in the past, we issued warrants and options to acquire shares of common stock. As of September 30, 2009, we had warrants and options to purchase an aggregate of 46,669,911 shares of our common stock. Warrants to purchase 4,119,194 shares of our common stock have weighted average anti-dilution protection if we sell certain securities at a price per share less than $1.23 per share. In addition, our Equity Line with Dutchess contemplates the issuance of up to 12,000,000 shares of our common stock to Dutchess, subject to certain restrictions and obligations.
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
We have registered the resale by Dutchess of a maximum of 12,000,000 shares of common stock that may be issued to Dutchess pursuant to our Equity Line. The common stock to be issued to Dutchess pursuant to the Investment Agreement with Dutchess will be sold at a 5% discount to the volume weighted average price (VWAP) of our common stock during the five consecutive trading day period beginning on the trading day immediately following the date of delivery of a put notice by us to Dutchess, subject to certain exceptions. Dutchess has a financial incentive to sell our common stock upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price.
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
Item 6. Exhibits
Exhibit 10.1 — Amendment No. 1 to Investment Agreement dated July 8, 2009, between the Registrant and Dutchess Equity Fund, LP. (filed as an Exhibit to the Registration Statement on Form S-1 (File No. 333-160470) filed on July 8, 2009 and incorporated herein by reference).
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

PolyMedix, Inc.

November 16, 2009	By:	/s/ Nicholas Landekic
Date		Nicholas Landekic
President & Chief Executive Officer (Principal Executive Officer)

November 16, 2009	By:	/s/ Edward F. Smith
Date		Edward F. Smith
Vice President, Finance & Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.