Form 10-K
period 2009-12-31
POLYMEDIX INC
filed 2010-03-12
CIK 1341843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2009

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for The Transition Period From __________To __________

Commission file number: 000-51895

POLYMEDIX, INC.

(Exact name of Registrant as specified in its charter)

Delaware	27-0125925
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 N. Radnor-Chester Road; Suite 300 Radnor, PA 19087 (Address of principal executive offices including zip code)

(484) 598-2332 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes ☒ No

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes ☒ No

The aggregate market value of the registrant’s Common Stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2009 was approximately $37,080,000 (based on the closing sales price of the registrant’s Common Stock on that date ($0.66)).

The number of shares of the issuer’s Common Stock outstanding as of March 12, 2010 was 80,999,610.

DOCUMENTS INCORPORATED BY REFERENCE
None.

TABLE OF CONTENTS

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

Forward-looking statements reflect only our current expectations. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith as of the date of such statement and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements due to a number of uncertainties, many of which are unforeseen, including:

»	our need for, and the availability of, substantial capital in the future to fund our operations and planned clinical trials;

»	the conditions in the capital markets and the biopharmaceutical industry that make raising capital or entering into strategic arrangements difficult and expensive;

»	the timing of our product development and evaluation;

»	the timing and magnitude of expenditures we may incur in connection with our ongoing research and development activities;

»	the results of our preclinical and clinical trials, including regulatory approvals;

»	the maintenance of our existing licenses with the University of Pennsylvania and the University of Massachusetts;

»	the success, timing and financial consequences of our formation of new business relationships and alliances; and

»	the timing and volume of sales of products for which we may obtain marketing approval.

In addition, you should refer to the “Risk Factors” section of this report for a discussion of other factors that may cause our actual results to differ materially from those implied by our forward-looking statements. Because of these factors, the forward-looking statements in this report may not prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all. Accordingly, you should not place undue reliance on these forward-looking statements. All subsequent written and oral forward looking statements attributable to us or the persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We undertake no obligation to update any of these forward looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law or regulation.

-ii-

PART I

Item 1. Business.

In this annual report on Form 10-K, "PolyMedix," "we," "us" and "our" refer to PolyMedix, Inc. and its wholly owned subsidiary PolyMedix Pharmaceuticals, Inc. and "Common Stock" refers to PolyMedix’s Common Stock, par value $0.001 per share.

This Business section outlines both how we perceive the current status of our business initiatives as well as our plans to further develop our business and product portfolio. We do not currently have the funding resources necessary to carry out all of our planned operating activities. We believe that our current cash and investment balances will fund our planned Phase 2 studies for PMX-60056 and PMX-30063 and can fund our operations for at least the next twelve months. We plan to seek additional funding in one or more equity or debt financings, among other sources. However, if we are unable to secure adequate additional funding, we will delay, scale-back or eliminate certain of our future research, drug discovery or development activities or certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. In the absence of adequate additional financing, we believe that we have the ability to scale our operations such that our current cash and investment balances can fund our operations for at least the next twelve months.

SUMMARY:

We are a biotechnology company focused on treating acute cardiovascular disorders and life threatening, serious, infectious diseases with small synthetic molecule compounds that mimic the activity of large natural protein molecules, compounds referred to as biomimetics. Using our proprietary computational drug design technology, we have created novel heparin antagonist compounds (or “heptagonists”), defensin mimetic antibiotic compounds, and other drug compounds intended for human therapeutic use. The following chart illustrates the current stage of development of our internally developed pipeline along with planned development timings for our two lead programs that are in clinical development:

* Low Molecular Weight Heparin (“LMWH”). A second Phase 1B study for LMWH reversal is planned.

** Programs on hold pending additional financing, except to the extent of grant and government contract support.

CLINICAL PROGRAMS:

Heptagonist

Unfractionated Heparin (or “UFH”) and Low Molecular Weight Heparin (or “LMWH”) are blood clot prevention drugs, which are commonly used in numerous post-surgical applications as anti-coagulants, as well as during cardiac surgery with extracorporeal bypass. Overdoses of UFH or LMWH are dangerous due to potentially life-threatening bleeding. While widely used, UFH and LMWH have the risk of adverse bleeding effects, which requires frequent monitoring.

Market Opportunity

Unfractionated Heparin (UFH)

Protamine is the only available reversing agent for UFH. Protamine is used both as an antidote in the event of overdose, and more commonly in standard treatment as a reversing agent following coronary artery bypass grafts (CABG, or “bypass” procedures), in which standard practice involves administering UFH while the patient is on the heart-lung bypass machine to prevent blood clots from forming in the machine. However, protamine has many significant potential problems with its use, including:

»	difficult to predict efficacy, resulting in variable inter-patient activity;

»	anticoagulant activity of protamine can actually increase and worsen the anticoagulant activity of UFH, and which requires complex dose-titration and careful administration of often several doses;

»	allergic anaphylactic reactions in some patients due to the fact that protamine is a biological product derived from fish sperm;

»	inferior fibrokinetics, or clot formation, can result in leaky clots and in more serious cases rebound bleeding may occur; and

»

immune reactions with neutralizing antibodies formed after sensitization to protamine in patients who have previously received protamine can impact efficacy and result in severe reaction; some patients, such as diabetic patients receiving zinc insulin, or males who have undergone vasectomy, may have pre-existing antibodies that could pre-dispose them to sensitivity to protamine.

As a result, we believe there is a significant medical and market need for a safer UFH antagonist. Worldwide, we estimate that approximately two million extracorporeal blood procedures, including cardiothoracic procedures, are performed that utilize heparin and may require UFH reversal. According to IMS, eight million doses of protamine are used annually. We believe our heptagonists will be a safer alternative to protamine.

Low Molecular Weight Heparin (LMWH)

The LMWHs are often used for longer term prevention of blood clots (thromboprophylaxis), in indications such as deep vein thrombosis (DVT), in patients who have had heart attacks (post Myocardial Infarction, or MI), and in cancer patients. All of these patient groups are at risk of developing potentially life-threatening blood clots, and are given anti-clotting drugs including LMWHs to prevent dangerous clot formation. We estimate that LMWH use is increasing and are used by approximately 12 million patients annually. According to IMS/RDN Insight, worldwide sales for LMWHs were approximately $4 billion in 2005.

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

LMWHs are not currently used in acute surgical settings, such as cardiothoracic procedures, because of the lack of a reversing agent. The long half-life of LMWH products of up to 24 hours, while an advantage for longer-term administration, can be a major disadvantage if a patient has a major bleeding episode or must be re-operated on shortly after surgery. If clotting time is prolonged due to systemic LMWH, re-operation may not be possible. There currently are no antidotes for LMWH on the market. The availability of an antidote to LMWH could allow these drugs to be used in cardiothoracic surgical procedures or who may need to undergo re-operation. Thus, an LMWH antagonist could substantially increase the market and sales of LMWH drugs, thereby also increasing the need and market for a LMWH antagonist such as our heptagonist.

Product Opportunity

We believe that an antagonist to UFH and LMWH is an attractive product opportunity for the following reasons:

»	Unmet medical need. We believe that a safer antagonist to UFH and an effective and safe antagonist for LMWH would address a large unmet medical need;

»	Ease of clinical trials. The reversal of the blood clotting effects of UFH and LMWH provides an effective and easily measured end point for human trials;

»	Attractive companion product for an LMWH. An LMWH-antagonist offers the possibility to increase market share of a proprietary brand of LMWH and also provide significant differentiating advantages versus other LMWH products without a companion antagonist;

»	Predictive preclinical models. The method and laboratory measurement of clotting time in animals is identical to the methodology needed in human clinical trials and should be predictive of efficacy;

»	Pricing. If our product candidates are approved by the FDA and marketed, we believe that such products would have reasonable cost of goods and attractive gross margins; and

»	Focused acute care markets. Use of UFH and LMWH is concentrated in hospitals, which could be addressed by a small sales force.

Our Approach

UFH and LMWH are composed of sulfated polysaccharides, which provide an attractive target for the structure based design of novel molecules. Based on a model for the three-dimensional structure of these molecules, we have produced a series of compounds that bind very tightly to the critical pentasaccharide site found on both UFH and LMWH. In preclinical experiments, our compounds demonstrated efficacy at sub-micromolar concentrations, and the ability to reverse the effect of both UFH and LMWH in whole human blood. Furthermore, we believe these compounds function with a high degree of specificity. We have synthesized and screened a number of compounds that demonstrate reversal of both UFH and LMWH resulting in the normalization of blood clotting time.

Our objectives in this program are to develop a product that:

»	is as effective as protamine in reversing the anticoagulant effect of UFH;

»	is safer than protamine;

»	is easy to use;

»	has superior fibrokinetic activity (less deleterious impact on clot formation than protamine);

»	is less sensitizing than protamine; and

»	is effective in reversing the anticoagulant effect of LMWH.

We believe that a heptagonist with these attributes could replace protamine for its current uses, expand the heparin reversal market by introducing a reversing agent for LMWH, provide a new treatment for patients receiving LMWH and who experience bleeding complications and require reversal, and further expand the LMWH market by allowing physicians to more widely use LMWH.

PMX-60056 Clinical Development

Clinical Experiments to Date

In October 2009, we completed a second successful clinical study of PMX-60056 (Phase 1B). The clinical study was a proof-of-concept study conducted using a double-blind, placebo-controlled, crossover design, with six healthy human volunteer subjects. This study design and low number of subjects were intended to generate meaningful results for a pilot study at minimal cost. Twenty minutes after administration of a 70 U/kg dose of heparin, which is sufficient to produce anticoagulant activity, each of the subjects was administered, in a blinded manner, either a single dose of 0.3 mg/kg of PMX-60056 or a placebo as a 10-minute intravenous infusion. With the crossover design, each subject was dosed twice, initially with heparin and either PMX-60056 or a placebo and then, two days after the first dose, with heparin and whichever (PMX-60056 or a placebo) he did not receive in the first dose. Each subject thus acted as his own control.

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

Ongoing and Planned Clinical Studies

During the first quarter of 2010, we anticipate initiating a Phase 1B/2 pilot proof-of concept study in the United States to evaluate the safety and efficacy of a single-dose of PMX-60056 on healthy subjects who have received a low molecular weight heparin (LMWH). The design of this trial will be similar to the heparin reversal study completed in October 2009, which demonstrated that a single dose of PMX-60056 was well tolerated and completely and rapidly reversed heparin and normalized blood clotting time in six healthy subjects. Results from this trial are expected to be available by the end of the second quarter of 2010.

In the first quarter of 2010, we also anticipate initiating a second Phase 1B/2 clinical trial that will be designed as a dose-ranging study for the reversal of heparin in healthy subjects. The objective of this trial will be to study higher doses of heparin than those used in the first heparin reversal study, and more precisely quantify the dose of PMX-60056 needed to reverse a given amount of heparin. Results from this trial are also expected by the end of the second quarter of 2010.

In the second half of 2010, we anticipate initiating a Phase 2 efficacy study. The objective of the study will be to evaluate the safety and efficacy of PMX-60056 in reversing heparin in patients undergoing cardiothoracic surgeries. Information gathered from this study will be used to determine the clinical and regulatory path forward, and in particular, the needs and logistics for Phase 3 pivotal trials. Results from this trial are expected by the end of the first quarter of 2011.

We estimate that it will cost $65 to $85 million in research, drug development and clinical development costs over 30-42 months to file an NDA for PMX-60056. We do not currently have the funding resources necessary to carry out all of our proposed planned operating activities.

In October 2007, we received a Small Business Innovation Research, or SBIR, grant of $100,000 from the National Institute of Health (NIH) to support the development of biomimetic compounds, such as PMX-60056, as anti-coagulant antagonists. In June 2009, we received a Phase II SBIR grant in the amount of $923,080, to be disbursed over two years, to support the development of LMWH anticoagulant reversing agents.

Defensin Mimetic Antibiotic

Market Opportunity

Worldwide, more than 7 million patients are hospitalized each year for bacterial infections, with approximately 49 million total patients being treated for infections annually. In 2002, the estimated number of healthcare acquired infections (HAI’s) in U.S. hospitals, adjusted to include federal facilities, was approximately 1.7 million with 99,000 deaths according to a 2007 Public Health Report issued by the Centers for Disease Control. According to a 2009 analysis done by the Center for Disease Control, direct medical costs of health-care associated infections cost U.S. hospitals approximately $45 billion per year in 2007. According to a 2001 article published in Emerging Infectious Diseases, drug-resistant bacteria cause more than 70% of healthcare-acquired infections. A February 2008 report from the Association for Professionals in Infection Control and Epidemiology estimates that 70% of infections may now be resistant to antibiotics. As drug-resistance continues to spread, the need for potent novel antibiotic drugs increases.

According to DataMonitor, a provider of healthcare market analysis data, the world’s antibiotic market was approximately $25.5 billion in 2005 after growing at a compound annual growth rate of 5.1% between 2001 and 2005 and the hospital antibiotic market across the world’s seven major markets was $7.9 billion in 2006 (MIDAS sales data, IMS Health, March, 2007). DataMonitor further estimates that the U.S. market for all antibiotic drugs was approximately $10.8 billion in 2004. The portion of the antibiotic market that we initially intend to target is the North American acute-care hospital market. This market includes intravenous or subcutaneously infused products that are administered, or at least prescribed, in the hospital. According to DataMonitor, the size of this market in 2006 was valued at $3.7 billion.

Host Defense Proteins
Our small molecule defensin mimetic antibiotics mimic the activity of host defense proteins. Host defense proteins are part of the innate immune system. In the human body, host defense proteins primarily exist in the respiratory tract, the urogenital tract, the gastrointestinal track and the epidermal tissues under the skin, all locations where microbial pathogens first enter the human body, and represent a first line of defense against bacterial attack. Host defense proteins act rapidly against bacteria, unlike other parts of the immune system that take longer to work.

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

Antibiotics on the market today generally act on specific molecular targets in bacteria and many must enter the bacteria cell to work. Bacterial cells can become resistant to antibiotics through:

»	genetic mutations that modify the molecular targets themselves, rendering them invulnerable to the antibiotic in question; or

»	metabolic responses that cause the cell to pump out foreign agents, preventing the antibiotics from accessing the molecular targets.

By contrast, host defense proteins physically disrupt the cell from the outside. The mechanism of action of the host defense proteins makes it difficult for bacteria to develop resistance because of several reasons:

»	they do not have to enter the bacterial cell to work;

»	they act quickly, killing bacteria within minutes of exposure, thereby limiting the bacterial response time; and

»

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

Our Approach

We have developed PMX-30063, our lead defensin mimetic antibiotic, and other novel small molecule defensin mimetic antibiotics that mimic the activity of host defense proteins. We are seeking to commercialize these defensin mimetic compounds as antibiotics in a variety of forms to combat drug-resistant bacterial infections. PMX-30063 and our other defensin mimetic antibiotics are completely synthetic, which make them easier and less expensive to produce than proteins. Importantly, our small molecule compounds demonstrate activity in animal models of systemic infection, activity that was lacking in others’ past attempts to develop natural host defense proteins. These defensin mimetic antibiotics may be developed in a variety of formulations, including injectable, tablet and topical, for a wide range of antibiotic applications. The results of our preclinical experiments for PMX-30063 and our other defensin mimetic antibiotics suggest several advantages compared to other marketed antibiotics. Such advantages include:

»

Broad spectrum of activity, including against resistant bacterial strains. By acting on bacterial cell membranes, we believe our antibiotics will be effective against a broad range of Gram-positive and Gram-negative pathogens. In our in vitro efficacy studies, our defensin mimetic antibiotics as a class demonstrated potent antibacterial activity on hundreds of common bacterial pathogens. To support our initial clinical target of broad treatment of Staphylococcus infections, we have also demonstrated activity against 148 different strains and species of Staph, including 89 drug-resistant strains. The antibacterial activity of our defensin mimetic antibiotics has also been demonstrated in animal models of systemic infections.

»

Lower likelihood for the development of drug-resistance. It is very difficult for bacteria to develop drug resistance to natural antimicrobial host defense proteins because these proteins act on bacterial membranes rather than on a single, mutable molecular target, such as an enzyme. Because our defensin mimetic antibiotics are designed to have the same mechanism of action as host defense proteins, we anticipate they will have a similar lower likelihood of developing bacterial resistance compared to conventional antibiotics. This reduced likelihood of bacterial resistance has been demonstrated in laboratory serial passage experimental studies.

»

Potentially faster acting than other antibiotics. In time-kill studies, our defensin mimetic antibiotics act quickly when bacteria are exposed to them. We observed bactericidal activity in a matter of minutes after exposure to our defensin mimetic antibiotics. In contrast, many currently marketed drugs can take hours or even several days to show effect.

PMX-30063 Clinical Development

Our first product candidate is an IV formulation initially intended for the treatment of Acute Bacterial Skin and Skin Structure Infections (or "ABSSSI"), caused by drug susceptible and drug resistant strains of Staph bacteria. In the future, we also hope to expand indications to potentially include other infections and bacterial strains.

Clinical Studies to Date

In December 2008, we completed and announced positive results from our single dose escalation clinical study of healthy volunteers receiving PMX-30063 at various dose levels (Phase 1A). This ascending single-dose intravenous pharmacokinetic and safety study met the necessary Phase 1 goals of defining both a limiting single dose and the plasma distribution/elimination kinetics. In this study, the dose was not limited by any measurable clinical or laboratory parameters. A subjective syndrome of paresthesias was identified, appearing only at the higher dosages and consisting of abnormal neuronal sensations (numbness and/or tingling) often likened to dental anesthesia. These effects were graded as mild to moderate by investigators or subjects, but their reproducibility and dose-proportionality allowed dose-escalation to be successfully concluded after achieving levels well in excess of the expected therapeutic range. The effects were temporary and resolved on their own. The same study provided detailed information on the time course of the drug during and after dosing. These pharmacokinetics appear favorable for therapeutic use of the drug. The half-time for elimination from the plasma was approximately 12 to 15 hours, allowing for flexibility in dosing to obtain optimal peak and trough drug levels.

In December 2009, we completed and announced positive results from the main portion of our ascending multi-dose intravenous pharmacokinetic and safety study of healthy volunteers receiving PMX-30063 at various dose levels (Phase 1B). The Phase 1B blinded, randomized, placebo-controlled ascending multiple-dose study was designed to find the limiting tolerable dosage for PMX-30063 when administered as five daily doses, and to define the resulting plasma distribution/elimination kinetics. In this study, the limiting effects of the dose were found to be the same subjective syndrome of paresthesias identified in the previously completed Phase 1A single-dose study, which appeared only at the higher dosages and consisted of abnormal sensations often likened to dental anesthesia. These abnormal sensations of paresthesias usually begin in the oral area before branching out, and typically last from hours to days. In all cases the effects were temporary and resolved without treatment. Transient changes in liver enzymes (ALT and AST) were also observed in some subjects at higher doses. In most cases these changes were less than twice the upper limit of normal, and in all cases resolved without treatment after completion of the study. These changes were not considered clinically significant by the study physicians, and were similar to those often seen with many antibiotic and other marketed drugs.

In the first two segments of the study, 56 healthy volunteers were divided into 8 cohorts and received up to 5 doses of either PMX-30063 or placebo. The doses ranged from 0.1 mg/kg to 0.6 mg/kg per day and were administered as a single one-hour infusion every 24 or 48 hours. Dosing continued until a threshold was reached where more than one volunteer in a cohort tolerated fewer than 5 doses.

The data showed that there were minimal clinically relevant adverse effects at 0.2 mg/kg (total dose of 1.0 mg/kg), and there was no early termination of dosing until the 0.4 mg/kg level. At the 0.5 and 0.6 mg/kg doses (up to 2.5 and 3.0 mg/kg total doses, respectively), the syndrome of subjective effects became more prominent. As also seen in the previous Phase 1A clinical study, there were no objective correlates or clinical measurements associated with the sensations. Five of ten subjects intended to receive 2.5 mg/kg or more total dose tolerated that amount. These data have confirmed that a total dose of 3.0 mg/kg, given as 5 doses of 0.6 mg/kg once-daily, was the limiting dosage in this study.

Antimicrobial assays were also performed with blood samples drawn from the study subjects. In these assays, blood samples were taken from the subjects after they had been dosed with PMX-30063. Staphylococcus aureus bacteria was then added to these blood samples, to determine if the PMX-30063 in the subjects blood would have antimicrobial activity. The bacteriostatic and bactericidal activity against MSSA (methicilin-sensitive Staphylococcus aureus) and MRSA (methicillin-resistant Staphylococcus aureus, or drug-resistant Staph) strains were achieved at doses at or above 0.2 mg/kg, and largely correlated with those established in normal medium and in experimental animal studies (as seen in data presented by PolyMedix at the American Society of Microbiology ICAAC 2009 meeting). These data suggest that antimicrobial activity and bacteriostatic and bactericidal concentrations can be achieved in human subjects following multiple administrations of PMX-30063 at safe and well tolerated doses below the identified limiting dosage. Based upon the doses of PMX-30063 administered in the first two segments of the study, and blood levels of drug observed in volunteers in this study, together with our pre-clinical studies, we believe that a beneficial therapy may exist.

Ongoing and Planned Clinical Studies

We plan to complete the third and final segment of the ongoing Phase 1B study with PMX-30063 by the end of the first quarter of 2010. In this third segment of the study, healthy subjects are receiving PMX-30063 or placebo twice a day for five days. Up to three dose levels are expected to be given in this segment of the study. The results of the entire Phase 1B study will be used to determine the next steps for the development of PMX-30063, and in particular, to select optimal dosing for the planned Phase 2 study. We have conducted our Phase 1 studies to United States standards and plan to submit an IND with the FDA before commencing Phase 2 studies in the United States, and ultimately seek regulatory approval in the United States.

By the end of the second quarter of 2010, we anticipate initiating a Phase 2 efficacy study in the United States. This study will be in patients with Staph infections. The study is planned to allow enrollment of a broad range of Staph infections, including both drug susceptible and drug resistant strains. The clinical target is expected to be skin and soft tissue infections. Results from this trial are expected by the end of the first quarter of 2011.

After Phase 1, our plan is to investigate and, if appropriate and possible, pursue one of the accelerated development and/or review processes, which may be granted by the FDA to speed up the review process for products that address an unmet medical need. These paths include: “fast track,” which is based on recognition by the FDA of medical need; “priority review,” which provides for a six-month review time after filing of a New Drug Application (“NDA”) and “accelerated approval,” under which drugs for serious or life threatening disorders for which there is an unmet medical need may be approved based on less than well established surrogate clinical markers, with a requirement to complete studies and show clinical outcomes. If a compound is granted one of these designations, it may help to abbreviate the size and scope of the trials required for submission and approval of an NDA and may help shorten the review time of any such filing. Drugs to treat HIV, the virus that causes AIDS, are examples of agents that have been approved under “accelerated approval” provisions. We believe that use of PMX-30063 as an antibiotic would address an unmet medical need; however, the FDA may not grant PMX-30063 any of these designations that would allow for accelerated development and/or review status. See the section entitled “Risk Factors” for a further discussion of the risks associated with our intention to apply for such accelerated development and/or review status.

If PMX-30063 is not granted accelerated approval status, we estimate that it will cost $65 to $85 million in research, drug development and clinical development costs over 30-42 months to file an NDA for this product candidate. In the event that we are granted “fast track,” “priority review” or “accelerated development” status by the FDA, it is possible that both the time and cost to file an NDA could be significantly less than these estimates. The exact extent of these potential time and cost savings can only be determined based on future discussions with the FDA. In any case, we do not currently have the funding resources necessary to carry out all of our proposed operating activities.

In April 2004, we received a Small Business Innovation Research, or SBIR, grant of $238,000 from the National Institute of Health (NIH) to conduct animal testing of our product candidates. Research under this grant was completed and, in March 2006, we received a Phase 2 SBIR grant of $2.9 million over three years in support of our development of an IV antibiotic.

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

Defensin Mimetic Antibiotics

To balance the financial rate of return with risk and timing to market, we also intend to resume pre-clinical development of PMX-30063 and other defensin mimetic antibiotic compounds for both topical and oral antibiotic applications. These programs are currently on hold until we are able to obtain and allocate sufficient resources, including financing. The initial topical application we are pursuing is an ophthalmic topical antibiotic for the treatment of eye infections, and the initial oral application is a non-absorbed oral antibiotic for the treatment of gastrointestinal infections such as Clostridium difficile. With sufficient resources, we plan to advance pre-clinical development and file additional INDs for the ophthalmic topical and non-absorbed oral antibiotic indications in the future.

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

Based on these and other preliminary experiments, we believe that our antimicrobial polymers can effectively be used as additives to materials, such as various medical devices to prevent certain healthcare-acquired infections. Additionally, they may be added to paint, plastic or ceramic materials to create a self-sterilizing environment against certain bacteria in hospitals or other areas that may benefit from a clean, bacterial resistant environment.

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

As a result of this preliminary data, we are pursuing funding from government sources, such as the Department of Defense, the Defense Advanced Research Projects Agency and other military and security agencies to further test and advance our product candidates for indications important to national security. In November 2004, we received a Phase 1 SBIR grant of $168,000 to support preliminary research in the biodefense area. In June 2009, we were awarded a $1.6 million contract with the Defense Threat Reduction Agency to develop new defensin-mimetic antibiotic compounds to combat biowarfare pathogens. In July 2009, we and our academic collaborators at UMass received a contract for $70,000 from the Office of Naval Research to develop antibacterial compounds againsts pathogens of military interest. Also in July 2009, we and our academic collaborators at UMass received a grant for up to $6.6 million from the NIH to develop new compounds for biodefense and emerging food-borne infectious diseases. In August 2009 we and our academic collaborators at UMass received a contract for $100,000 from the Army Research Office to develop compounds against drug-resistant bacterial biofilms.

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

Advance the Development of our Lead Product Candidates. We believe our current financial resources provide us with sufficient funding to support the continued development of two clinical programs through Phase 2 clinical trials: PMX-30063 as our IV antibiotic and PMX-60056 as our heptagonist. To advance other potential indications for our defensin mimetics into clinical development, we will require additional financial resources.

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

Pursue Near-Term Revenue Opportunities through Out-Licensing and Partnership Agreements. We intend to out-license selected product candidates from internal programs that are not part of our strategic focus. For example, polymer derivatives of our antibiotics may be used as additives to medical device, industrial and consumer materials to create self-sterilizing surfaces and bactericidal products. We are pursuing strategic alliances with leading pharmaceutical and biotechnology companies to design biomimetic compounds for targets selected by our partners. Such collaborations could generate multiple sources of revenue, such as up-front fees, research funding, milestone payments and royalties.

Utilize our Technology to Pursue Additional Drug Development Programs for Other Therapeutic Areas. Using our computational drug design tools, we have already identified potential product candidates for other therapeutic areas. If sufficient resources become available, we plan to pursue development in these areas through partnerships or on our own in order to expand our product pipeline.

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

Research and Development
We incurred research and development expenses of $7,374,000, $7,401,000 and $9,328,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Proprietary Rights

University of Pennsylvania

In January 2003, we entered into a Patent License Agreement with the University of Pennsylvania, or Penn. Under the terms of the agreement, we were granted an exclusive, worldwide royalty-bearing license to use, make and sell products utilizing seven of Penn’s issued patents or pending patent applications for the life of such patents. These patents and applications cover our clinical and preclinical stage product candidates, as well as future product candidates utilizing the licensed patents and applications. The licensed patents and applications include:

»

three issued U.S. patents and three pending U.S. patent applications covering the composition of matter on antimicrobial compounds, including small molecules, oligomers and polymers. The first issued patent expires in 2017, the second issued patent expires in 2022, and the third issued patent expires in 2023, and the other patents, if issued, will expire at varying times from 2022 to 2025. There are corresponding foreign applications to one of the issued U.S. patents and to each of the three pending U.S. patent applications.

»	one U.S. patent application and two corresponding foreign patent applications covering polycationic compounds and their use for treating cancer. The patent, if issued, will expire in 2026.

Penn may terminate the licenses if:

»

we are more than 60 days late in paying to Penn royalties, expenses, or any other undisputed amounts due under the agreement and we do not pay such amounts within 30 days’ written notice of such delinquency;

»	we become insolvent, enter into bankruptcy or a similar proceeding or call a meeting of our creditors in order to arrange adjustment of our debts; or

»	we otherwise materially breach the agreement.

If this license agreement is properly terminated by Penn, we may not be able to execute our strategy to develop and commercialize our IV antibiotic product candidate, our heptagonist product candidate, our oral antibiotic product candidates, our antimicrobial polymers for biomaterials applications, or to develop and commercialize future product candidates utilizing the licensed patents.

We also entered into a Software License Agreement with Penn in May 2003. Under the terms of the agreement, Penn granted us a non-exclusive, royalty-free license to use three software programs and an exclusive, royalty-free license to three patent applications relating to such software programs. The software programs and patents covered by the agreement include a suite of proprietary computational algorithms that we use in the development, refinement and testing of our product candidates. The licenses expire contemporaneously with our Patent License Agreement with Penn. The patents relating to the software licenses, if issued, will expire at varying times in 2023 and 2024. Penn may terminate the agreement if:

»	we are more than 60 days late in paying to Penn any undisputed amounts due under the agreement and we do not pay such amounts within 30 days’ written notice of such delinquency;

»	we become insolvent, enter into bankruptcy or a similar proceeding or call a meeting of our creditors in order to arrange adjustment of our debts; or

»	we otherwise materially breach the agreement.

If this license agreement is properly terminated by Penn, our ability to advance our current product candidates or develop new product candidates may be adversely affected.

We also sponsor certain research by Dr. William DeGrado, a Professor of Biochemistry and Biophysics at Penn. Any discoveries made under this arrangement are intended to be covered by our Patent License Agreement with Penn or a new license agreement with Penn containing substantially the same terms. Dr. DeGrado’s current research for us focuses on further development of our antimicrobial and heptagonists applications. For these services, we pay Dr. DeGrado a consulting fee of $5,000 per month. In addition, we have granted stock options in the past to Dr. DeGrado. Dr. DeGrado also serves as Chairman of our Scientific Advisory Board. Either we or Dr. DeGrado may terminate his consulting arrangement at any time. If Dr. DeGrado terminates his consulting arrangement, our ability to advance our antimicrobial and heptagonists programs may be adversely affected.

University of Massachusetts

In January 2004, we entered into a Sponsored Research Agreement with the University of Massachusetts, or UMass. Under the terms of this agreement, as amended, we have agreed to sponsor certain research of Dr. Gregory Tew, an Assistant Professor in the Polymer Science and Engineering Department at UMass, through March 2009, and have the exclusive option to license any intellectual property generated by such research. We may exercise this option by issuing 7,500 shares of our Common Stock to UMass for each $100,000 of research conducted by Dr. Tew. During 2007, we issued 12,500 shares to UMass in connection with this agreement. Dr. Tew’s research focuses on methods to add our antibiotic agents to biomaterials, testing the physical properties of our antibiotic agents and safety evaluation of our antimicrobial agents. The agreement will terminate if Dr. Tew leaves UMass or ceases work in the antimicrobial field of research. In addition, UMass may terminate the agreement including any licenses granted thereunder if we materially breach the agreement, including by nonpayment of amounts due under the agreement. If the Sponsored Research Agreement or any license thereunder is properly terminated by UMass, our ability to develop new product candidates may be adversely affected.

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

»

the ability to model molecular interactions in the presence of solvent, such as an aqueous environment, rather than in a vacuum, which more closely resembles the real-life characteristics of how molecules interact with each other;

»	the ability to simulate molecular interactions for hundreds of microseconds which are time frames much longer than possible with previous molecular dynamics technologies; and

»	the ability to design compounds which target the bacterial cell membrane, instead of a biochemical cell target.

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

»

seven U.S. patent applications that have been filed (as well as foreign counterparts thereof) covering the composition of matter on 11 classes of antimicrobial compounds, including small molecules, oligomers and polymers. Two U.S. patents have been granted on two of these applications;

»	one patent application covering the use of claimed oligomers for treating ophthalmic and otic infections;

»	one patent application covering the use of claimed oligomers for treating mycobacterium

»	one patent application covering the use of claimed oligomers for treating malarial infections

»	one patent application covering synthetic mimetics of host defense proteins and their use

»	one patent application covering the combination of claimed compounds and polymers with sesquiterpenoid enhancing agents;

»	one patent application covering novel angiogenesis inhibitors with a wide range of therapeutic uses;

»	one patent application covering the use of claimed oligomers for treating cancer; and

»

three patent applications covering our proprietary, computational algorithms and models, such as the coarse grain model and a new force field. These patent applications do not disclose the specific computer code, which either will be copyrighted or kept as a proprietary trade secret. One U.S. patent has been granted on one of these applications.

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

COMPETITION:

Defensin Mimetic Antibiotic Competition

The pharmaceutical industry is highly competitive. We face significant competition from pharmaceutical companies and biotechnology companies that are researching and selling products designed to treat bacterial infections. Many major pharmaceutical companies, such as GlaxoSmithKline, Pfizer, Bayer, Merck and Sanofi Aventis have already established significant positions in the antibiotic market. Additionally, many smaller companies, such as Cubist Pharmaceuticals, Trius Therapeutics, Ceragenix, NovaBay Pharmaceuticals, Inc. and Inhibitex have either marketed antibiotics and/or are attempting to enter this market by developing novel and more potent antibiotics that are intended to be effective against drug-resistant bacterial strains.

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

Heptagonist Competition
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

Government Regulation
Government authorities in the U.S., at the federal, state, and local level, and foreign countries extensively regulate, among other things, the following areas relating to our products candidates:

»	research and development;

»	testing, manufacture, labeling and distribution;

»	advertising, promotion, sampling and marketing; and

»	import and export.

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

U.S. Government Regulation
In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and implementing regulations. If we fail to comply with the applicable requirements at any time during the product development process, approval process, or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include:

»	refusal to approve pending applications;

»	withdrawals of approvals;

»	clinical holds;

»	warning letters;

»	product recalls and product seizures; and

»	total or partial suspension of our operations, injunctions, fines, civil penalties or criminal prosecution.

Any agency enforcement action could have a material adverse effect on us.

Currently there is a substantial amount of congressional and administration review of the FDA and the regulatory approval process for drug candidates in the U.S. As a result, there may be significant changes made to the regulatory approval process in the U.S.

The steps required before a drug may be marketed in the U.S. include:

»	preclinical laboratory tests, animal studies and formulation studies;

»	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

»	execution of adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each indication for which approval is sought;

»	submission to the FDA of an NDA, or biologics license application, or BLA;

»	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP; and

»	FDA review and approval of the NDA or BLA, or any supplements thereto, including, if applicable, a determination of its controlled substance schedule.

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

Employees

We currently have 22 employees, including one M.D. and 11 employees with Ph.D. degrees. Fourteen of our employees are focused on research and development and eight are focused on general administration. We also utilize a number of consultants to assist with research and development and commercialization activities.

Securities and Exchange Commission Filings

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC. Members of the public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is www.sec.gov.

Item 1A. Risk Factors.

Risks Related to Our Business

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future.

We are a development stage company with a limited operating history. As of December 31, 2009, we had an accumulated deficit of approximately $48,688,000. We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the next several years. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital.

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

We do not currently have the funding resources necessary to carry out all of our proposed operating activities. We estimate that it will cost $65 to $85 million in research, drug development and clinical development costs over 30 - 42 months to file an NDA for PMX-60056, and a like amount for PMX-30063 (assuming accelerated approval status is not granted), in each case assuming adequate and timely financing. We will need to obtain additional financing in the future in order to fully fund these product candidates through the regulatory approval process. Costs of our proposed activities unrelated to our two lead product candidates would be in addition to these estimates.

We believe that our current cash and investment balances as of the date of this filing will be sufficient to fund the completion of our ongoing Phase 1B study for PMX-30063, as well as fund the continued clinical development of our two lead drug candidates, PMX-60056 and PMX-30063, into Phase 2 studies during 2010. Additionally, we believe our current cash and investment balances as of the date of this filing are sufficient to fund our operations for at least the next 12 months. If we are unable to secure adequate additional funding in the future, we will delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business may be materially and adversely affected. In the absence of adequate additional funding, we believe that we have the ability to scale our operations such that our current cash and investment balances will be sufficient to fund our operations for at least the next 12 months.

Our future capital requirements will depend on many factors, including:

»	success of our clinical trials for PMX-60056 and PMX-30063;

»	continued progress of and increased spending related to our research and development activities, including our plan to hire additional research and development employees;

»	the conditions in the capital markets and the biopharmaceutical industry that make raising capital or entering into strategic arrangements difficult and expensive;

»	progress with preclinical experiments and clinical trials;

»	ongoing general and administrative expenses related to our being a reporting company;

»	the cost, timing, and results of regulatory reviews and approvals;

»	the maintenance of our existing licenses with the Penn and UMass;

»	the success, timing, and financial consequences of any future collaborative, licensing and other arrangements that we may establish;

»	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

»	the costs of commercializing any of our other product candidates;

»	technological and market developments;

»	the cost of manufacturing development; and

»	timing and volume of sales of products for which we obtain marketing approval.

These factors could result in variations from our currently projected operating and liquidity requirements. Additional funds may not be available when needed, or, if available, we may not be able to obtain such funds on terms acceptable to us. If adequate funds are unavailable, we may be required, among other things, to:

»	delay, reduce the scope of or eliminate one or more of our research or development programs;

»	license rights to technologies, product candidates or products at an earlier stage than otherwise would be desirable or on terms that are less favorable to us than might otherwise be available; or

»	obtain funds through arrangements that may require us to relinquish rights to product candidates or products that we would otherwise seek to develop or commercialize by ourselves.

Funding, especially on terms acceptable to us, may not be available to meet our future capital needs because of the state of the credit and capital markets.

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

Development of our proposed product candidates is a lengthy, expensive and uncertain processthat requires investment ofsubstantial amounts of time and money that may not yield viable products which may cause our business and results of operations to suffer.

We face the risks of failure inherent in developing drugs based on new technologies. None of our product candidates have received regulatory approval for commercial sale and our product candidates may never be commercialized. In addition, all of our product candidates are in the early stages of development and all of our programs except for our two lead product candidates are on hold until we are able to obtain and allocate sufficient resources, including financing. The progress and results of any ongoing or future clinical trials or future pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected. Our product candidates are not expected to be commercially available for several years, if at all.

Our development programs require a significant amount of cash to support the development of product candidates. We estimate that it will cost $65 to $85 million in research, drug development and clinical development costs over 30-42 months to file an NDA for PMX-60056, and a like amount for PMX-30063 (assuming accelerated approval status is not granted), in each case assuming adequate and timely financing. We will need to obtain additional financing in the future. We may not be able to obtain such additional financing on terms acceptable to us or at all.

In addition, a number of potential drugs have shown promising results in early subject studies, but failed in subsequent clinical trials and/or failed to obtain necessary regulatory approvals. Data obtained from such studies are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Regulatory authorities may refuse or delay approval as a result of many other factors, including changes in regulatory policy during the period of product development.

Completion of clinical trials may take many years. The length of time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. The FDA monitors the progress of each phase of testing, and may require the modification, suspension, or termination of a trial if it is determined to present excessive risks to patients. The clinical trial process may also be accompanied by substantial delay and expense and the data generated in these studies ultimately may not be sufficient for marketing approval by the FDA. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:

»	our inability to manufacture sufficient quantities of materials for use in clinical trials;

»	variability in the number and types of patients available for each study;

»	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

»	unforeseen safety issues or side effects;

»	poor or unanticipated effectiveness of products during the clinical trials; and/or

»	government or regulatory delays.

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

If our product candidates are not demonstrated to be sufficiently safe and effectiv e in clinical trials, they will not receive regulatory approval and we will be unable t o commercialize them and our business and results of operations will suffer.

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

We are highly dependent on our executive officers and other key management and technical personnel, including Nicholas Landekic, Richard Scott, Ph.D., Eric McAllister, M.D., Ph.D., Edward Smith, and Bozena Korczak, Ph.D. The loss of any of them could have a material adverse effect on our future operations. We presently do not maintain “key person” life insurance policies on any of our personnel.

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

We depend, and will continue to depend, on these arrangements, and potentially on other licensing arrangements and/or strategic relationships with third parties for the research, development, manufacturing and commercialization of our product candidates. If any of our licenses or relationships are terminated or breached, we may:

»	lose our rights to develop and market our product candidates;

»	lose patent and/or trade secret protection for our product candidates;

»	experience significant delays in the development or commercialization of our product candidates;

»	not be able to obtain any other licenses on acceptable terms, if at all; and/or

»	incur liability for damages.

Licensing arrangements and strategic relationships in the pharmaceutical and biotechnology industries can be very complex, particularly with respect to intellectual property rights. Disputes may arise in the future regarding ownership rights to technology developed by or with other parties. These and other possible disagreements between us and third parties with respect to our licenses or our strategic relationships could lead to delays in the research, development, manufacture and commercialization of our product candidates. These third parties may also pursue alternative technologies or product candidates either on their own or in strategic relationships with others in direct competition with us. These disputes could also result in litigation or arbitration, both of which are time consuming and expensive, and could require significant time and attention from our management.

Our IV antibiotic or any of our other eligible product candidates may not be granted any of the accelerated development or approval paths by the FDA and, even if any of our product candidates receive such status, development of the product candidate may not be accelerated.

We believe that our IV antibiotic, PMX-30063, which is a systemic antibiotic drug, may be eligible for one of the accelerated development or approval paths under FDA procedures, such as “fast track,” “priority review” or “accelerated approval.” We have not yet applied for any of these designations for our IV antibiotic or any of our other product candidates. Our product candidates may not receive any such consideration. If granted, some of these paths may help to abbreviate the size and scope of the trials required for submission and approval of an NDA and/or to shorten the review time of any such filing. If the FDA grants any of these designations to any of our product candidates, we may then make an application with the FDA with respect to any further development program and corresponding regulatory strategy.

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

Our product candidates may not be commercially successful because physicians, government agencies and other third party payors may not accept them. Third parties may develop superior products or have proprietary rights that preclude us from marketing our products. We also expect that most of our product candidates will be very expensive, if approved. If we do obtain regulatory approval for any of our product candidates, we will need to achieve patient acceptance and demand in order to be commercially successful. Patient acceptance of and demand for any product candidates will depend upon many factors, including but not limited to, the extent, if any, of reimbursement of drug and treatment costs by government agencies and other third party payors, pricing, the safety and effectiveness of alternative products, and the prevalence and severity of side effects associated with our products. If we do not achieve product acceptance and sufficient demand, we will not be able to sell our products and our operating results and financial condition will be materially adversely affected.

We do not currently have sales, marketing or distribution capabilities. If we fai l to effectively sell, market and distribute any product candidate for which we receive regulatory approval, our business and results of operations will suffer.

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

We may be susceptible to product liability lawsuits from events arising out of the use of product candidates in clinical studies. If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our products. Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. We may not be able to avoid product liability claims. Product liability insurance for the pharmaceutical and biotechnology industries is generally expensive, if available at all. If we are unable to protect against potential product liability claims, we may be unable to commercialize our product candidates. A successful product liability claim brought against us in excess of our insurance coverage may cause us to incur substantial liabilities and, as a result, our business may fail.

Due to our reliance on third party manufacturers, suppliers and research organizations, we may be unable to implement our manufacturing, supply and clinical operations strategies, which would materially harm our business.

If our current and future licensing, manufacturing and supply strategies are unsuccessful, then we may be unable to complete any future preclinical or clinical trials and/or commercialize our product candidates in a timely manner, if at all. Completion of any potential future pre-clinical or clinical trials and/or commercialization of our product candidates will require access to, or development of, facilities to manufacture a sufficient supply of our product candidates, or the ability to license them to other companies to perform these functions. We do not have the resources, facilities or experience to manufacture our product candidates on our own and do not intend to develop or acquire facilities for the manufacture of product candidates for pre-clinical trials, clinical trials or commercial purposes in the foreseeable future. We intend to continue to license technology and/or rely on contract manufacturers to produce sufficient quantities of our product candidates necessary for any pre-clinical or clinical testing we undertake in the future. Such contract manufacturers may be the sole source of production and may have limited experience at manufacturing, formulating, analyzing, filling and finishing our types of product candidates.

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

In November 2009, we obtained sufficient additional financing to fund the completion of our ongoing Phase 1B study for PMX-30063, as well as fund the continued clinical development of our two lead drug candidates, PMX-60056 and PMX-30063 into Phase 2 studies during 2010. As a result, we will need to expand our operations, including hiring of additional personnel. However, we may not be able to effectively grow and expand our business. Successful implementation of our business plan will require management of growth, which will result in an increase in the level of responsibility for management personnel. To manage growth effectively, we will be required to continue to implement and improve our operating and financial systems and controls to expand, train and manage our employee base. The management, systems and controls currently in place or to be implemented may not be adequate for such growth, and the steps taken to hire personnel and to improve such systems and controls might not be sufficient. If we are unable to manage our growth effectively, it will have a material adverse effect on our business, results of operations and financial condition.

We rely on third parties to provide software necessary to the future succes s of our business.

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

Our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 12% of our common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share. If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Risks Related to our Industry

We may experience delays in obtaining required regulatory approvals in the U.S. t o market our proposed product candidates.

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

If competitors develop and market products that offer advantages as compared to ou r product candidates, our commercial opportunities will be limited.

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

Our competitors include fully integrated pharmaceutical companies and biotechnology companies, universities and public and private research institutions. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals, and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to:

»	attract parties for acquisitions, joint ventures or other collaborations;

»	license proprietary technology that is competitive with the technology we are practicing;

»	attract funding; and

»	attract and hire scientific talent.

In the antibiotic market, many major pharmaceutical companies, such as GlaxoSmithKline, Pfizer, Bayer, Merck and Sanofi Aventis have already established significant positions. Additionally, many smaller companies, such as Cubist Pharmaceuticals, Trius Therapeutics, NovaBay Pharmaceuticals, Inc., Ceragenix and Inhibitex either have marketed, or are attempting to enter this market by developing, novel and more potent antibiotics that are intended to be effective against drug-resistant bacterial strains. In the UFH antagonist market, protamine is the only available antidote for and antagonist to UFH and, as such, protamine currently dominates this market. Because of protamine’s virtual monopoly of the UFH antidote/antagonist market, we believe that it may be difficult for our future UFH antidote/antagonist products to penetrate this market. There may be additional competitive products about which we are not aware.

Healthcare reform measures could adversely affect our business.

The business and financial condition of pharmaceutical companies is affected by the efforts of governmental and third party payors to contain or reduce the costs of healthcare. In the U.S. and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system. For example, in some countries other than the U.S., pricing of prescription drugs is subject to government control, and we expect proposals to implement similar controls in the U.S. to continue. The implementation of such additional controls could have the effect of reducing the prices that we are able to charge for any products we develop and sell through these plans. Prescription drug legislation and related amendments or regulations could also cause third party payors other than the federal government, including the states under the Medicaid program, to discontinue coverage for any products we develop or to lower reimbursement amounts that they pay.

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

Our common stock is currently quoted on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this Form 10-K and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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
     •   general trends related to the biopharmaceutical and biotechnological industries; and
     •   general conditions in the stock market

The stock market in general has recently experienced relatively large price and volume fluctuations. In particular, the market prices of securities of smaller biotechnology companies have experienced dramatic fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in its value. You should also be aware that price volatility may be worse if the trading volume of the common stock remains limited or declines

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

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

Our certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock with a $0.001 par value and 10,000,000 preferred shares with a par value of $0.001, of which 80,996,610 common shares were issued and outstanding as of December 31, 2009. We may need to increase our authorized share count in order to issue additional shares of common stock in the future. From time to time we also will increase the number of shares available for issuance in connection with our equity compensation plans and we may issue awards to our employees outside the terms of our stock plans. As of December 31, 2009, we had 14,964,194 additional shares of common stock reserved for future issuance under our stock plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

Moreover, in the past, we issued warrants and options to acquire shares of common stock. As of December 31, 2009, we had warrants and options to purchase an aggregate of 52,560,533 shares of our common stock outstanding. Warrants to purchase 4,372,361 shares of our common stock have weighted average anti-dilution protection if we sell certain securities at a price per share less than $1.16 per share. In addition, our Equity Line with Dutchess contemplates the issuance of up to 12,000,000 shares of our common stock to Dutchess, subject to certain restrictions and obligations.

The issuance of any securities for acquisition, licensing or financing efforts, upon conversion of any preferred stock or exercise of warrants and options, pursuant to our equity compensation plans, or otherwise may result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our corporation.

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

Delaware law, our stockholder rights plan, and our amended and restated certificate of incorporation and amended and restated bylaws contai n provisions that could delay and discourage takeover attempts that stockholders may consider favorable.

Certain provisions of our amended and restated certificate of incorporation and our amended and restated bylaws and applicable provisions of Delaware corporate law may make it more difficult for or prevent a third party from acquiring control of us or changing our board of directors and management. These provisions include:

»	the ability of our board of directors to issue preferred stock with voting or other rights or preferences;

»	limitations on the ability of stockholders to amend our charter documents, including stockholder supermajority voting requirements;

»	requirements that special meetings of our stockholders may only be called by the chairman of our board of directors, our president, or upon a resolution adopted by, or an affirmative vote of, a majority of our board of directors; and

»	advance notice procedures our stockholders must comply with in order to nominate candidates for election to our board of directors or to place stockholders’ proposals on the agenda for consideration at meetings of stockholders.

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

Item 4. [Reserved]

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

	Year Ended December 31, 2009
	High	Low
First Quarter	$1.24	$0.63
Second Quarter	$0.85	$0.64
Third Quarter	$0.98	$0.63
Fourth Quarter	$1.45	$0.93

	Year Ended December 31, 2008
	High	Low
First Quarter	$1.90	$0.56
Second Quarter	$1.05	$0.70
Third Quarter	$1.05	$0.52
Fourth Quarter	$1.45	$0.68

Holders of Record

As of March 12, 2010, there were approximately 700 holders of record of shares of our Common Stock.

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

Overview

We are a development stage biotechnology company focused on treating life threatening acute cardiovascular disorders and infectious diseases with synthetic small molecule compounds that mimic the activity of large natural protein molecules, compounds referred to as biomimetics. Using our proprietary computational drug design technology, we have created novel heparin antagonist compounds (or “heptagonists”), defensin mimetic antibiotic compounds, and other drug compounds intended for human therapeutic use. Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing and human clinical trials of our product candidates, exploring marketing channels and recruiting personnel.

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through December 31, 2009 aggregated $48,688,000, and we expect to continue to incur substantial losses in future periods.

None of our product candidates have received regulatory approval for commercial sale and our product candidates may never be commercialized. In addition, all of our product candidates are in the early stages of development and several programs are on hold pending our receipt of sufficient additional resources. The progress and results of our current and any future clinical trials or future pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected. Our development programs require a significant amount of cash to support the advancement of our product candidates.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors. We believe that our current cash and investment balances as of the date of this filing will be sufficient to fund the completion of our ongoing Phase 1B study for PMX-30063, as well as fund the continued clinical development of our two lead drug candidates, PMX-60056 and PMX-30063, into Phase 2 clinical trials during 2010. Additionally, we believe our current cash and investment balances as of the date of this filing are sufficient to fund our operations for at least the next 12 months.

In November 2009, we obtained equity financing to fund our ongoing clinical development of PMX-60056 and PMX-30063 into Phase 2 clinical trials during 2010. We may seek additional funds through equity or debt financing, among other sources. In addition, we may actively seek funds through government grants and contracts. However, as a result of current conditions in the equity and debt markets, we may not be able to obtain additional funding on favorable terms, if at all. In addition, if we choose to apply for government grants and contracts, there is no guarantee of approval of our applications. If we are unable to secure adequate additional funding in the future, we will delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business may be materially and adversely affected. In the absence of adequate additional funding, we believe that we have the ability to scale-back our operations such that our current cash and investment balances will be sufficient to fund our operations for at least the next 12 months.

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

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations for the years ended December 31, 2009, 2008, and 2007, and financial condition as of December 31, 2009 and 2008.

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

Results of Operations

Year ended December 31, 2009 compared to year ended December 31, 2008

Grant and contract revenues were $1,048,000 and $1,066,000 for the years ended December 31, 2009 and 2008, respectively. The slight decrease in grant and contract revenues was the result of the timing of our expenditures and subsequent reimbursement related to our grant and contract activities, as well as several new grants and contracts which commenced during the third quarter of 2009. The grants and contracts, which commenced in the third quarter 2009, were not fully utilized as of December 31, 2009 due to the timing and extent of the activities commenced under each grant or contract.

Research and development expenses were $7,374,000 and $7,401,000 for the years ended December 31, 2009 and 2008, respectively. The slight decrease was due to the successful completion of Phase 1B clinical trials of our PMX-60056 product candidate at a significantly lower cost than Phase 1A, offset by our ongoing Phase 1B clinical trials of PMX-30063, as well as increased research activities which we have performed using grant and contract revenues.

General and administrative expenses were $5,557,000 and $4,875,000 for the years ended December 31, 2009 and 2008, respectively. The increase in general and administrative costs is primarily associated with increased legal fees and equity compensation expense.

Interest income and other expenses were $54,000 and $224,000 for the years ended December 31, 2009 and 2008, respectively. The decrease in interest income and other expenses was primarily the result of lower interest rates and decreased average cash and investment balances during 2009, resulting in less interest income.

Cash Flows

Operating Activities. Cash used in operating activities during the year ended December 31, 2009 decreased to $10,248,000 as compared to $10,926,000 used for the year ended December 31, 2008. The decrease was primarily due to increased grant and contract receivables slightly offset by increased current liabilities.

Investing Activities. Cash used for investing activities represents cash paid for purchases of investments and property and equipment, net of maturities of investments. During the year ended December 31, 2009 and 2008, we purchased $3,798,000 and $9,553,000 of investments, respectively. During the year ended December 31, 2009 and 2008, maturities of our investments were $11,703,000 and $5,700,000, respectively. During the years ended December 31, 2009 and 2008, property and equipment purchases were $38,000 and $0, respectively.

Financing Activities. We have financed our operating and investing activities primarily from the proceeds from the sale of equity securities. During the years ended December 31, 2009 and 2008, we received $18,753,000 and $16,966,000, respectively, in net proceeds of such issuances of equity securities. Additionally, during 2009 and 2008 we received $500,000 and $214,000, respectively from the exercise of warrants and stock options.

Year ended December 31, 2008 compared to year ended December 31, 2007

Grant and contract revenues were $1,066,000 and $1,126,000 for the years ended December 31, 2008 and 2007, respectively. The decrease in grant and contract revenue was attributable to the timing of expenses and related funds received in connection with our advanced technology grant from the National Institute of Health, or NIH, in support of our development of our IV antibiotic and our heptagonist.

Research and development expenses were $7,401,000 and $9,328,000 for the years ended December 31, 2008 and 2007, respectively. The decrease was the result of the delay and scale-back of certain research and delay of certain clinical development costs during 2008. With the closing of our third quarter financing activities, costs to bring both PMX-30063 and PMX-60056 through Phase 1 development were prioritized and deployed. Research and development costs include $440,000 and $323,000 related to stock-based compensation expense for the years ended December 31, 2008 and 2007, respectively.

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

Liquidity and Capital Resources

As of December 31, 2009 and 2008, we had cash and investment balances of approximately $23,974,000 and $15,106,000, respectively, and total liabilities of approximately $3,073,000 and $2,934,000, respectively. The increase in our cash and investment balances was primarily attributable to the net proceeds of $18,796,000 from our equity financing in November 2009.

In May 2009, we entered into an Investment Agreement with Dutchess Equity Fund, L.P., as amended in July 2009 (the “Equity Line”). Pursuant to the Investment Agreement, Dutchess committed to purchase up to $10,000,000 of our common stock, over the course of thirty-six months. We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Investment Agreement. In each put notice, we will set our minimum acceptable per share purchase price for the put. The maximum dollar amount that we are entitled to put in any one notice is the greater of (i) 200% of the average daily volume of our common stock for the three (3) trading days prior to the date of delivery of the applicable put notice, multiplied by the average of the closing prices for such trading days or (ii) $250,000. The purchase price shall be set at ninety-five percent (95%) of the volume weighted average price (VWAP) of our common stock during the five (5) consecutive trading day period beginning on the trading day immediately following the date of delivery of the applicable put notice; provided, that any trading day during which the daily VWAP is 10% above or 10% below the VWAP for the entire period will be omitted from the calculation, and any trading day having a VWAP below the minimum acceptable price may be omitted from the calculation. The aggregate number of shares issuable by us and purchasable by Dutchess under the Investment Agreement is 12,000,000. As of December 31, 2009, we had not sold any shares to Dutchess in connection with this Equity Line.

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

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including the success of our clinical trials, market acceptance for our technologies and product candidates and various other factors. We believe that our current cash and investment balances as of the date of this filing will be sufficient to fund the completion of our ongoing Phase 1B study for PMX-30063, as well as fund the continued clinical development of our two lead drug candidates, PMX-60056 and PMX-30063, into Phase 2 clinical trials during 2010. Additionally, we believe our current cash and investment balances as of the date of this filing are sufficient to fund our operations for at least the next 12 months.

In November 2009, we obtained equity financing to fund our ongoing clinical development of PMX-60056 and 30063 into Phase 2 clinical trials. Refer to Footnote 6 of our consolidated financial statements included within this Form 10-K for additional information. We may seek additional funds through equity or debt financing, among other sources. In addition, we may actively seek funds through government grants and contracts. However, as a result of current conditions in the equity and debt markets, we may not be able to obtain additional funding on favorable terms, if at all. In addition, if we choose to apply for government grants and contracts, there is no guarantee of approval of our applications. If we are unable to secure adequate additional funding in the future, we will delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business may be materially and adversely affected. In the absence of adequate additional funding, we believe that we have the ability to scale-back our operations such that our current cash and investment balances will be sufficient to fund our operations for at least the next 12 months.

Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors, many of which we cannot control, including:

»	success of our clinical trials for PMX-60056 and PMX-30063;

»	continued progress of and increased spending related to our research and development activities, including our plan to hire additional research and development employees;

»	the conditions in the capital markets and the biopharmaceutical industry that make raising capital or entering into strategic arrangements difficult and expensive;

»	progress with preclinical experiments and clinical trials;

»	ongoing general and administrative expenses related to our being a reporting company;

»	the cost, timing, and results of regulatory reviews and approvals;

»	the maintenance of our existing licenses with Penn and UMass;

»	the success, timing, and financial consequences of any future collaborative, licensing and other arrangements that we may establish;

»	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

»	the costs of commercializing any of our other product candidates;

»	technological and market developments;

»	the cost of manufacturing development; and

»	timing and volume of sales of products for which we obtain marketing approval.

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

We are subject to many risks associated with development-stage businesses, including the above-discussed risks associated with the ability to raise capital. Please see the section entitled “Risk Factors” in this Form 10-K for more information regarding risks associated with our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Commitments and Contingencies

As described above, we believe our current cash and investment balances are adequate to fund operations, including the following commitments and contingencies, at least for the next twelve months. If we are unable to secure adequate additional funding during 2010, we will delay, scale-back or eliminate certain of our future research, drug discovery or development activities or certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding.

Operating Lease

In June 2006, we entered into a lease agreement for 24,223 square feet of combined office and laboratory space located in Radnor, Pennsylvania. The initial term of the lease is 12 years. Payments under the lease commenced on December 1, 2006. Our future minimum lease payments under this non-cancelable operating lease are as follows (in thousands):

Operating Leases
2010	$589
2011	$667
2012	$686
2013	$705
2014	$724
Thereafter	$2,887
Total minimum lease payments	$6,258

Prior to the commencement of our current operating lease for our Radnor Facility, we leased approximately 3,500 square feet of combined office and laboratory space on a month-to-month basis in Philadelphia, Pennsylvania. Rent expense was $598,000 for each of the three years ended December 31, 2009, 2008, and 2007, and $2,475,000 for the period from August 8, 2002 (Inception) to December 31, 2009.

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

University of Massachusetts. In January 2004, we entered into a five-year sponsored research agreement with UMass. Under the terms of this agreement, we have the exclusive option to license any intellectual property that may be generated by Dr. Gregory Tew pursuant to research sponsored under the agreement. We may exercise this option by issuing 7,500 shares of our Common Stock to UMass for each $100,000 of research conducted by Dr. Tew. If we exercise this option, we are also required to reimburse UMass for direct patent costs incurred by it for the patents licensed by us. During 2007, we issued 12,500 shares to UMass in connection with this agreement. We sponsored $0, $36,000 and $107,000 of Dr. Tew’s research for 2009, 2008 and 2007, respectively.

Other

Agreements with Employees. We have entered into employment agreements with various executives. These agreements provide for severance arrangements and accelerated vesting of equity compensation awards in the event that the executive is terminated by us other than for cause or disability or if the executive resigns for good reason.

Credit Line. In April 2006, we entered into a line of credit agreement with a financial institution. This line of credit provides for monthly interest-only payments at a variable per annum rate of 3% plus the 30-day LIBOR rate. The amount available under this line of credit ranges from 85% to 92% of cash and investments pledged as collateral, based upon the amount and security type. There is currently no outstanding balance on this line of credit. In June 2006, we entered into a letter of credit agreement with the same financial institution to secure our payment obligations under our facility operating lease. This letter of credit is for $1,400,000, expires on December 1, 2010 and is secured by our credit line.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance that defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements, effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB delayed the effective date to fiscal years beginning after November 15, 2008, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2008, we adopted this guidance as it applies to our financial instruments. Effective January 1, 2009, we adopted this guidance for our non-financial assets and non-financial liabilities, without impact to our consolidated financial statements or related footnotes.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

 Interest Rate Risk

Our investment assets consist solely of U.S. Treasury obligations and we have not invested in other types of securities. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future, to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. As of December 31, 2009, we did not hold any investment balance.

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

Our internal control over financial reporting includes those policies and procedures that:

»	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

»

provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors.

»	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2009. This annual report does not contain an attestation report by Deloitte & Touche LLP, our independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Audit Committee Oversight. The Audit Committee of the Board of Directors, which is comprised solely of independent directors, has oversight responsibility for our financial reporting process, including our internal control over financial reporting, and the audits of our consolidated financial statements. The Audit Committee meets regularly with management and our independent registered public accounting firm to review matters related to the quality and integrity of our financial reporting, internal control over financial reporting (including compliance matters related to our Code of Ethics and Business Conduct), and the nature, extent, and results of internal and external audits. Our independent registered public accounting firm has full and free access and reports directly to the Audit Committee. The Audit Committee recommended, and the Board of Directors approved, that the audited consolidated financial statements be included in this Form 10-K.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

The following table sets forth the respective names, ages and positions of our executive officers and directors as of March 12, 2010:

Name	Age	Position(s)

Nicholas Landekic	51	President, Chief Executive Officer and Director
Bozena Korczak	57	Vice President, Drug Development
R. Eric McAllister, M.D., Ph.D.	67	Vice President, Clinical Development and Chief Medical Officer
Richard W. Scott, Ph.D.	56	Vice President, Research
Edward F. Smith	38	Vice President, Finance, Chief Financial Officer and Secretary
Frank P. Slattery, Jr.	72	Chairman of the Board of Directors
Brian Anderson	63	Director
Richard W. Bank, M.D.	76	Director
Michael E. Lewis, Ph.D.	58	Director
Stefan Loren, Ph.D.	46	Director
Shaun F. O’Malley	74	Director
Douglas J. Swirsky	40	Director

Executive Officers and Directors

Nicholas Landekic, has served as President, Chief Executive Officer and Director of PolyMedix, Inc. since November 2005 and of PolyMedix Pharmaceuticals, Inc. where he served in the same capacity since inception in August 2002. Mr. Landekic has more than 25 years of pharmaceutical experience. From 2000 to 2002, he was President and Chief Executive Officer of Locus Discovery. From 1995 to 2000, Mr. Landekic was Senior Vice President of Corporate Development & Investor Relations at Guilford Pharmaceuticals. From 1991 to 1995, Mr. Landekic served as Senior Director of Business Development at Cephalon and, from 1988 to 1991, served as Senior Manager for Strategic Marketing at Bristol-Myers Squibb. He also held positions in Finance and Business Development at Johnson & Johnson Corporation (McNeil Pharmaceutical) from 1985 to 1988 and positions in the research laboratories at the Mt. Sinai Medical Center from 1982 to 1983. Mr. Landekic received an M.B.A. from the State University of New York at Albany, an M.A. in Biology from Indiana University and a B.S. in Biology from Marist College.

Bozena Korczak, Ph.D., has served as Vice President, Drug Development of PolyMedix, Inc. since November 2007.  Dr. Korczak has over 20 years of experience in discovery, pre-clinical and clinical research at burgeoning biotechnology organizations.  Prior to joining PolyMedix, Dr. Korczak was a principal for PharmaReach, a private drug development consulting company, from October 2005 to November 2007.  From September 2001 to October 2005, Dr. Korczak was Vice President of Research and Development of Cytochroma, Inc., a private biotechnology company.  Prior to Cytochroma, Inc., Dr. Korczak served in various positions of increasing responsibility at Glycodesign, Inc., Allelix Biopharmaceutical, Inc. and Mount Sinai Hospital.  She is an author of thirty-five peer review scientific papers and holds a Ph.D. in biochemistry from the Polish Academy of Science.

R. Eric McAllister, M.D., Ph.D., has served as Vice President, Clinical Development and Chief Medical Officer of PolyMedix, Inc. since November 2006. Dr. McAllister has over 30 years of industry and clinical trials experience, most recently from October 2004 to October 2006 as Sr. Vice President of Clinical Development at CombinatoRx Inc. Prior to that, from May 2002 to October 2004, Dr. McAllister was Vice President, Clinical Research with Sicor Pharmaceuticals, Inc. Dr. McAllister has held various clinical development positions with TAP Pharmaceuticals, Inc., Cholestech Inc., Bristol-Myers Squibb, Co., G.D. Searle and Company, and Syntex Pharmaceuticals Ltd. Dr. McAllister also spent seven years as a clinical investigator with MedStudies. He has worked on the development of such major pharmaceutical products as Lupron, Pravachol, Capoten, Kerlone, Cardene, Calan, Avandia, Actos, Teveten, and Atacand. Dr. McAllister was a tenured Assistant Professor of Physiology and Biophysics at Dalhousie University and spent a number of years in general medical practice. Dr. McAllister received his M.D. from Dalhousie University, and D. Phil. (Ph.D.) degree from Oxford University, and was also a Rhodes Scholar.

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

Frank Slattery, Jr., has served as Chairman of the Board of Directors of PolyMedix, Inc. since November 2005 and was a co-founder of PolyMedix Pharmaceuticals, Inc. where he served in the same capacity since inception in August 2002.  Frank Slattery was the President, Chief Executive Officer and Director of LFC Financial Corp. from 1969 to 1994.  Mr. Slattery has founded and currently serves as the Chairman of the Board of Directors of several privately held companies, GelMed Inc., Probaris Technologies, Inc., MinusNine Inc., Knite, Inc., and NanoSelect, Inc.  He also currently serves as a director of Clarient, Inc., a publicly held company, and as Vice Chairman of the Jefferson Health System.  For the past year he was the Executive Director and CEO of The Philadelphia Orchestra Association, retiring in January 2010.  Mr. Slattery holds an A.B. from Princeton University and a J.D. from the Law School of the University of Pennsylvania.  We believe that Mr. Slattery’s business expertise, in particular his experience as an executive officer and as a board member of various technology-based companies, give him the qualifications and skills to serve as a Director of PolyMedix.

Brian Anderson, has served as a Director of PolyMedix, Inc. since January 2008. Since March 2007 he has served as an advisor to companies involved in the health care industry. From January 2006 until March 2007 Mr. Anderson was employed by Alkermes, Inc., in a market development capacity. Prior to that, from April 2004 to October 2005 Mr. Anderson was Chief Business officer for MediciNova,Inc., a publicly traded specialty pharmaceutical company. Mr. Anderson was an advisor to Montridge, Inc., a boutique investor relations firm from September 2002 to January 2004. He was President and CEO of Cognetix, Inc., a biotechnology company, from 1998 to 2002. Prior to that, from 1995 to 1998, Mr. Anderson was Senior Vice President for Commercial Development at Indevus (formerly Interneuron) Pharmaceuticals, a publicly traded biopharmaceutical company. Mr. Anderson has held various senior level positions in sales, marketing and business development at Bristol-Myers Squibb and Pharmacia (later Pharmacia & Upjohn). Mr. Anderson graduated from the University of Manitoba where he received his Bachelors degree. We believe that Mr. Anderson’s business expertise, in particular his experience as an executive officer in various capacities with both large and small life science organizations, give him the qualifications and skills to serve as a Director of PolyMedix.

Richard W. Bank, M.D., has served as a Director of PolyMedix, Inc. since July 2008.  Dr. Bank is currently the President of BioVest Advisors, a consulting company, since July 2006. Dr. Bank has served as Senior Portfolio Manager, Managing Director, and Senior Vice President of the Liberty View Health Sciences Fund, a division of Liberty View Capital Management, a Lehman Brothers company, from July 2004 to July 2006. Dr. Bank has served as President and Managing Director of First-Tier Biotechnology Partners from February 1995 until it acquisition by Lehman Brothers in July 2004.  From February 1995 through April 1996, Dr. Bank served as President and Secretary of Biomedical Sciences, Incorporated. He has also served as President and Secretary of BioVest Health Sciences, Incorporated since its organization in April 1996 to July 2004. Dr. Bank was Senior Research Analyst Director/Biotechnology SBC Warburg Dillon Read from 1998 to 1999. He was also Entrepreneur-In-Residence in Life Sciences for Tucker Anthony Sutro for 2000 through 2001. Dr. Bank received his B.S. from Washington & Lee University and his M.D. from Finch University of Health Sciences, The Chicago Medical School. We believe that Dr. Bank’s business and medical experience, in particular his experience as a portfolio manager and doctor of medicine, give him the qualifications and skills to serve as a Director of PolyMedix.

Michael E. Lewis, Ph.D., has served as a Director of PolyMedix, Inc. since November 2005 and of PolyMedix Pharmaceuticals, Inc. since its inception. Dr. Lewis has more than 30 years of scientific experience in academic and government laboratories and in several major pharmaceutical and biotechnology companies. Since 1994, Dr. Lewis has served as President of BioDiligence Partners, Inc., where he co-founded three other biotechnology companies, Cara Therapeutics, Inc., Arena Pharmaceuticals, Inc. and Adolor Corporation. Dr. Lewis has served as Chief Scientific Advisor and a director of Cara Therapeutics, Inc. since its inception in 2004. He has also served as a director of Aeolus Pharmaceuticals, Inc. since 2004. After serving as Chief Scientific Advisor of Adolor Corporation from 1994 to 1997, Dr. Lewis served as Chief Scientific Advisor of Arena Pharmaceuticals, Inc. from 1997 to 2003, and as a director from 1997 to 2000. Dr. Lewis is a co-founder of Cephalon, Inc. and served at Cephalon as Senior Scientist, Director of Pharmacology, and then as Senior Director of Scientific Affairs from 1988 to 1993. He supervised a molecular pharmacology research laboratory at the E.I. DuPont Co. from 1985 to 1987, and received postdoctoral training in pharmacology at the National Institutes of Health, the University of Michigan, and at the University of Cambridge. He received a Ph.D. from Clark University in 1977. We believe that Dr. Lewis’s business and scientific experience, in particular his experience as a founder, executive and director of life science organizations, give him the qualifications and skills to serve as a Director of PolyMedix.

Stefan D. Loren, Ph.D., has served as a Director of PolyMedix, Inc. since July 2008.  Dr. Loren is currently a Managing Director of Westwicke Partners, a consulting company and a consultant to MTB Investment Advisors, a family of equity funds, and has held these positions since August, 2008.  Prior to that, Dr. Loren was Analyst/Portfolio Manager with Perceptive Advisors, a health care hedge fund, from May 2007 to August, 2008 and MTB Investment Advisors, a family of equity funds, from August 2005 to May 2007.  From July 1997 to August 2005, Dr. Loren was a Managing Director in the healthcare group at Legg Mason.  Prior to that, Dr. Loren was a Research Chemist at the advanced technologies division of Abbott Laboratories and a research fellow at the Scripps Research Institute. Dr. Loren received his B.A. from the University of California, San Diego, and his Ph.D. from University of California, Berkeley. We believe that Dr. Loren’s business and scientific experience, in particular his experience as a sell-side and buy-side analyst and research chemist, give him the qualifications and skills to serve as a Director of PolyMedix.

Shaun F. O’Malley, has served as a Director of PolyMedix, Inc. since January 2006. Mr. O’Malley is currently the Chairman Emeritus of Price Waterhouse LLP, a title he has held since July 1995. Prior to 1995, he served as Chairman and Senior Partner of Price Waterhouse LLP. He currently serves as a member of the Boards of Directors of the Finance Company of Pennsylvania and The Philadelphia Contributionship. Mr. O’Malley holds a B.S. in Economics from the Wharton School of the University of Pennsylvania. We believe that Mr. O’Malley’s business and accounting experience, in particular his experience in public accounting and as a board member, give him the qualifications and skills to serve as a Director of PolyMedix.

Douglas J. Swirsky has served as a Director of PolyMedix, Inc. since June 30, 2009. Mr. Swirsky presently serves as Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary of GenVec, Inc., a biopharmaceutical company, a position he has held since 2006. Prior to joining GenVec, Mr. Swirsky was a Managing Director and the Head of Life Sciences Investment Banking at Stifel Nicolaus and held the same position at Legg Mason prior to Stifel Financial’s acquisition of the Legg Mason Capital Markets business in 2005. Mr. Swirsky, a Certified Public Accountant and a CFA charterholder, has also previously held investment banking positions at UBS, PaineWebber, and Morgan Stanley. His experience also includes positions in public accounting and consulting. Mr. Swirsky received his B.S. in Business in Administration from Boston University and his M.B.A. from the Kellogg School of Management at Northwestern University. We believe that Mr. Swirsky’s business and accounting experience, in particular his experience as an executive officer, investment banker and accountant, give him the qualifications and skills to serve as a Director of PolyMedix.

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

Independence of Directors

The Board has adopted and continues to follow a set of Nominating and Corporate Governance Principles and Policies (the “Principles and Policies”), addressing, among other things, standards for evaluating the independence of our directors. A copy of the Principles and Policies of the Corporate Governance Committee is available on our website at www.polymedix.com (under “Investors/Governance”). In addition, in determining the independence of our directors, we apply the definition of “independent director” provided under the rules of the NASDAQ. Pursuant to these Principles and Policies and the applicable NASDAQ rules, the Board concluded its annual review of director independence in March 2010. After considering all relevant facts and circumstances, the Board affirmatively determined that all of the directors then serving on the Board, including those nominated for election at the Annual Meeting to be held on June 30, 2010, are independent of us under the standards set forth in the Principles and Policies, with the exception of Nicholas Landekic, who is employed by us.

Committees of our Board of Directors

The Board has three committees: the Audit Committee (which was established in accordance with Section 3(a)(58)(A) of the Exchange Act; all Audit Committee members satisfy the independence standards of the Exchange Act and NASDAQ rules), the Compensation Committee, and the Governance Committee. Shaun O’Malley (Chairman), Stefan Loren, Doug Swirsky, and Frank Slattery are the current members of the Audit Committee. Brian Anderson (Chairman), Richard Bank, and Michael Lewis are the current members of the Compensation Committee. Stefan Loren (Chairman), Shaun O’Malley and Frank Slattery are the current members of the Governance Committee. Charters have been adopted for all committees.

Audit Committee

The Audit Committee consists of four non-employee directors, all of whom are “independent” as defined in the Principles and Policies and under the rules of the SEC. In addition, the Board has determined that Shaun O’Malley, the Chairman of our Audit Committee, qualifies as an “audit committee financial expert” as defined in the rules of the SEC. The Audit Committee operates pursuant to a charter, which can be viewed on our website at www.polymedix.com (under “Investors/Governance”). The Audit Committee met four times during 2009 and no member missed any such meetings of the Audit Committee. The role of the Audit Committee is to:

»	oversee management’s preparation of our financial statements and management’s conduct of the accounting and financial reporting processes;

»	oversee management’s maintenance of internal controls and procedures for financial reporting;

»	oversee our compliance with applicable legal and regulatory requirements, including without limitation, those requirements relating to financial controls and reporting;

»	oversee the independent auditor’s qualifications and independence;

»	oversee the performance of the independent auditors, including the annual independent audit of our financial statements;

»	prepare the report required by the rules of the SEC to be included in our proxy statement; and

»	discharge such duties and responsibilities as may be required of the Committee by the provisions of applicable law or rule or regulation of the Sarbanes-Oxley Act of 2002.

Compensation Committee

The Compensation Committee consists of three non-employee directors, all of whom are “independent” as defined in the Principles and Policies and applicable NASDAQ rules. The Compensation Committee met three times during 2009 and no members missed any such meeting of the Compensation Committee. The role of the Compensation Committee is to:

»	develop and recommend to the independent directors of the Board the annual compensation (base salary, bonus, stock options and other benefits) for our President/Chief Executive Officer;

»	review, approve and recommend to the independent directors of the Board the annual compensation (base salary, bonus and other benefits) for all of our executives (Vice Presidents and above);

»	review, approve and recommend to the Board the aggregate number of stock options to be granted to employees below the level of Vice President;

»	ensure that a significant portion of executive compensation is reasonably related to the long-term interest of our stockholders; and

»	prepare certain portions of our annual proxy statement, including an annual report on executive compensation.

A copy of the charter of the Compensation Committee is available on our website at www.polymedix.com (under “Investors/Governance”).

The Compensation Committee may form and delegate a subcommittee consisting of one or more members to perform the functions of the Compensation Committee. The Compensation Committee may engage outside advisers, including outside auditors, attorneys and consultants, as it deems necessary to discharge its responsibilities. The Compensation Committee has sole authority to retain and terminate any compensation expert or consultant to be used to provide advice on compensation levels or assist in the evaluation of director, President/Chief Executive Officer or senior executive compensation, including sole authority to approve the search firm’s fees and other retention terms. During 2009, the Compensation Committee engaged Compensation Resources, Inc., or “Compensation Resources”, to provide salary, bonus, equity and other compensation data for executives for similarly sized companies in our industry. In connection with the engagement of Compensation Resources, the Compensation Committee instructed Compensation Resources to determine, and conduct a study of, a peer group based on other publicly traded companies in the same industry and similar size as us to analyze our position in the marketplace with respect to total compensation packages for our executive officers and non-employee directors. Compensation Resources was further instructed to clarify our executive compensation philosophy and address our competitive position in the marketplace, the appropriate mix of compensation elements, the extent to which our executives will be paid for performance, and the degree to which non-traditional compensation programs will be utilized. In addition, the Compensation Committee considers, but is not bound by, the recommendations of our Chief Executive Officer with respect to the compensation packages of our other executive officers.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, or the “Governance Committee”, consists of three independent directors, as that term is defined in the Principles and Policies and applicable NASDAQ rules. The Governance Committee met four times during 2009 and one member missed one such meeting of the Governance Committee. The role of the Governance Committee is to:

»	evaluate from time to time the appropriate size (number of members) of the Board and recommend any increase or decrease;

»	determine the desired skills and attributes of members of the Board, taking into account the needs of the business and listing standards;

»	establish criteria for prospective members, conduct candidate searches, interview prospective candidates, and oversee programs to introduce the candidate to us, our management, and operations;

»	to review on an annual basis and recommend to the Board one member of the Board to serve as Chair;

»	annually recommend to the Board persons to be nominated for election as directors;

»	recommend to the Board the members of all standing Committees;

»	adopt or develop for Board consideration corporate governance principles and policies; and

»	provide oversight to the strategic planning process conducted annually by our management.

A copy of the charter of the Governance Committee is available on our website at www.polymedix.com (under “Investors/Governance”).

Director Qualifications and Diversity

The board seeks independent directors who represent a diversity of backgrounds and experiences that will enhance the quality of the board’s deliberations and decisions. Candidates shall have substantial experience with one or more publicly traded companies or shall have achieved a high level of distinction in their chosen fields. The board is particularly interested in maintaining a mix that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in drug discovery and development; science and medicine; finance, accounting and banking; or marketing and sales.

In evaluating nominations to the Board of Directors, the Governance Committee also looks for certain personal attributes, such as integrity, ability and willingness to apply sound and independent business judgment, comprehensive understanding of a director’s role in corporate governance, availability for meetings and consultation on Company matters, and the willingness to assume and carry out fiduciary responsibilities. Qualified candidates for membership on the Board will be considered without regard to race, color, religion, sex, ancestry, national origin or disability.

Compensation Committee Interlocks and Insider Participation

During 2009, Brian Anderson, Richard Bank, and Michael Lewis served on the Compensation Committee. Bill Kelley also served on the Compensation Committee during 2009 until his departure from our board at the Annual Meeting of Stockholders held June 30, 2009. None of these individuals has ever been an officer or employee of ours. In addition, none of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or the Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of reports of stock ownership (and changes in stock ownership) and written representations received by us, we believe that our directors and executive officers met all of their filing requirements under Section 16(a) of the Exchange Act during the year ended December 31, 2009, except that the statements of changes in beneficial ownership for Frank Slattery on December 8, 2009 with respect to purchases of common stock units in our November 2009 registered offering.

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

The Code of Ethics includes procedures for reporting violations of the Code of Ethics. In addition, the Sarbanes-Oxley Act of 2002 requires companies to have procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Code of Ethics is intended to comply with the rules of the SEC and includes these required procedures. The Code of Ethics is available on our website at www.polymedix.com (under “Investor Relations”).

Risk Oversight

Enterprise risks are identified and prioritized by management and each prioritized risk is assigned to a board committee or the full board for oversight as follows:

Full Board - Risks and exposures associated with strategic, financial and execution risks and other current matters that may present material risk to our operations, plans, prospects or reputation.

Audit Committee - Risks and exposures associated with financial matters, particularly financial reporting, tax, accounting, disclosure, internal control over financial reporting, financial policies, investment guidelines and credit and liquidity matters.

Governanace Committee - Risks and exposures relating to corporate governance; and management and director succession planning.

Compensation Committee - Risks and exposures associated with leadership assessment, and compensation programs and arrangements, including incentive plans.

Board Leadership Structure

The Chairman of the Board presides at all meetings of the Board. The Chairman is appointed on an annual basis by at least a majority vote of the remaining directors. Currently, the offices of Chairman of the Board and Chief Executive Officer are separated. The company has no fixed policy with respect to the separation of the offices of the Chairman of the Board and Chief Executive Officer. The Board believes that the separation of the offices of the Chairman of the Board and Chief Executive Officer is part of the succession planning process and that it is in the best interests of the company to make this determination from time to time.

Item 11. Executive Compensation.

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities for the years ended December 31, 2009, 2008 and 2007 awarded to, earned by, or paid to: (i) Nicholas Landekic, who served as our President and Chief Executive Officer (our CEO) during 2009, 2008 and 2007, (ii) Edward F. Smith, who served as our Vice President, Finance, Chief Financial Officer and Corporate Secretary (our CFO) during 2009, 2008, and 2007 and (iii) our three most highly paid executive officers (as determined based on total compensation) other than our CEO and CFO as of December 31, 2009. These individuals are referred to in this report as the Named Executive Officers (or “NEOs”).

				Stock	Option		All Other
		Salary	Bonus	Awards	Awards		Compensation
Name and Principal Position	Year	($)	($) (2)	($) (3)	($) (3)		($)	Total ($)
	2009	370,000	240,000	--	--		--	610,000
Nicholas Landekic	2008	370,000	101,750	--	1,118,702	(4)	--	1,590,452
President, Chief Executive Officer	2007	368,333	111,000	--	401,748	(5)	--	881,081
and Director
	2009	245,000	75,000	--	--		--	320,000
Edward F. Smith	2008	225,000	56,250	--	317,108	(6)	--	598,358
Vice President, Finance, Chief	2007	222,917	45,000	--	52,176	(7)	--	320,093
Financial Officer and Secretary
	2009	245,000	75,000	--	--		--	320,000
Bozena Korczak, Ph.D.	2008	230,000	51,750	--	360,196	(8)	--	641,946
Vice President, Drug	2007	32,436	53,000	--	146,808	(9)	--	232,244
Development(1)
	2009	280,000	50,000	--	--		--	330,000
R. Eric McAllister, M.D., Ph.D.	2008	280,000	63,000	--	492,966	(10)	--	835,966
Vice President, Clinical	2007	280,000	42,000	--	--		29,329 (13)	351,329
Development, Chief Medical Officer
	2009	265,000	132,500	--	--		--	397,500
Richard W. Scott, Ph.D.	2008	265,000	46,375	--	195,281		--	506,656
Vice President, Research	2007	263,750	26,500	--	69,564		--	359,814

(1)     Dr. Korczak joined PolyMedix in November 2007.

(2)     Represents performance bonus awards. The 2007 bonus award was paid in 2008, the 2008 bonus award was paid in 2009, and the 2009 bonus award was paid in 2010.

(3)     This column reflects the total grant date fair value for all stock options or awards granted in the applicable fiscal year pursuant to our equity compensation plans. The assumptions used in the calculation of these amounts are described in footnote 6 to our audited financial statements for the year ended December 31, 2009 and our discussion of stock-based compensation in this annual report on Form 10-K filed under “Management’s Discussion and Analysis Of Financial Condition and Results of Operations—Critical Accounting Policies and Practices” for the year ended December 31, 2009.

(4)     This amount reflects the total grant date fair value of options to purchase common stock granted in 2008 to Mr. Landekic. 600,000 options were granted on January 23, 2008 and 1,000,000 options were granted on December 30, 2008, pursuant to our 2005 Omnibus Equity Compensation Plan except that 350,000 options from the January 23, 2008 were deemed to have been issued outside of the 2005 Omnibus Equity Compensation Plan.

(5)     This amount reflects the total grant date fair value of 231,000 options to purchase common stock granted on February 5, 2007 to Mr. Landekic, pursuant to our 2005 Omnibus Equity Compensation Plan.

(6)     This amount reflects the total grant date fair value of options to purchase common stock granted in 2008 to Mr. Smith. 125,000 options were granted on January 23, 2008 and 325,000 options were granted on December 30, 2008, pursuant to our 2005 Omnibus Equity Compensation Plan.

(7)     This amount reflects the total grant date fair value of 30,000 options to purchase common stock granted on February 5, 2007 to Mr. Smith, pursuant to our 2005 Omnibus Equity Compensation Plan.

(8)      This amount reflects the total grant date fair value of 500,000 options to purchase common stock granted on December 30, 2008 to Dr. Korczak, pursuant to our 2005 Omnibus Equity Compensation Plan.

(9)     This amount reflects the total grant date fair value of 250,000 options to purchase common stock granted on November 13, 2007 to Dr. Korczak, pursuant to our 2005 Omnibus Equity Compensation Plan.

(10)     This amount reflects the total grant date fair value of options to purchase common stock granted in 2008 to Dr. McAllister. 200,000 options were granted on January 23, 2008 and 500,000 options were granted on December 30, 2008, pursuant to our 2005 Omnibus Equity Compensation Plan.

(11)     This amount reflects the total grant date fair value of options to purchase common stock granted in 2008 to Dr. Scott. 50,000 options were granted on January 23, 2008 and 225,000 options were granted on December 30, 2008, pursuant to our 2005 Omnibus Equity Compensation Plan.

(12)     This amount reflects the total grant date fair value of 40,000 options to purchase common stock granted on February 5, 2007 to Dr. Scott, pursuant to our 2005 Omnibus Equity Compensation Plan.

(13)     This amount represents reimbursement of certain relocation expenses to Dr. McAllister as provided in Dr. McAllister’s offer letter dated October 19, 2006.

Narrative Disclosure to Summary Compensation Table

In 2009, the Compensation Committee of the Board awarded cash bonuses to each of our NEOs. These awards are reflected in the column titled “Bonus” in the Summary Compensation Table above. Such awards were made by the Compensation Committee in its sole discretion at the end of the year after reviewing the recommendations of our Chief Executive Officer for each NEO other than himself, individual goals and targets, the performance of each NEO in the applicable fiscal year, evaluating other components of each NEO’s total compensation package, including the balance of equity to non-equity compensation, each NEO’s total compensation package relative to executives in benchmark peer group companies holding similar positions, the report of the Compensation Committee’s consultant, and the Company’s cash position. For benchmarking executive compensation, the Compensation Committee engaged a compensation consulting firm which assisted in establishing a peer group of companies, analyzing peer company compensation data and comparing our compensation programs with the practices of the companies represented in the compensation data reviewed. For 2009, the Compensation Committee’s consulting firm, Compensation Resources, Inc. established a peer group of 35 publicly traded biotechnology companies of similar size to us. The Compensation Committee’s primary consideration in awarding the cash bonuses for 2009 was to award each NEO’s for their respective performance in the achievement of individual goals and objectives.

Outstanding Equity Awards

The following table provides information on all stock option awards held by our NEOs as of December 31, 2009. All outstanding equity awards are in shares of our common stock.

Outstanding Equity Awards at 2009 Fiscal Year-End

Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Nicholas Landekic President, Chief Executive Officer and Director	1,000,000 (2) 500,000 (3) 218,167 (3) 383,333 (3) 333,333 (3)	— — 12,833 216,667 666,667	1.50 1.50 2.85 1.10 1.18	08/10/2015 12/01/2015 02/04/2016 01/22/2018 12/29/2018
Edward F. Smith Vice President, Finance, Chief Financial Officer and Secretary	250,000 (3) 28,333 (3) 79,861 (3) 108,333 (3)	— 1,667 45,139 216,667	1.50 2.85 1.10 1.18	01/01/2016 02/04/2016 01/22/2018 12/29/2018
Bozena Korczak, Ph.D. Vice President, Drug Development	173,611 (3) 166,667 (3)	76,389 333,333	0.98 1.18	11/12/2017 12/29/2018
R. Eric McAllister, M.D., Ph.D. Vice President, Clinical Development, Chief Medical Officer	308,333 (4) 127,778 (3) 166,667 (3)	91,667 72,222 333,333	3.50 1.10 1.18	11/12/2016 01/22/2018 12/29/2018
Richard W. Scott, Ph.D. Vice President, Research	250,000 (2) 37,777 (3) 31,944 (3) 75,000 (3)	— 2,223 18,056 150,000	1.50 2.85 1.10 1.18	08/10/2015 02/04/2016 01/22/2018 12/29/2018

––––––––––––

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

(3)     Grants with expiration dates of December 1, 2015, January 1, 2016, February 4, 2016, January 22, 2018, November 12, 2017 and December 29, 2018 have a stated term of ten years and vest in monthly installments over a three-year period beginning after the date of grant. If a “change in control” (as defined in our 2005 Omnibus Equity Compensation Plan) were to occur, these options would become immediately exercisable in full. Each of these options were granted on December 2, 2005, January 2, 2006, February 5, 2006, January 23, 2008, November 13, 2007, and December 30, 2008, respectively.

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

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Nicholas Landekic

We extended the offer of employment to Nicholas Landekic for the position of President and Chief Executive Officer pursuant to an offer letter dated July 30, 2002, which provided that his annual salary will be at least $250,000 per year. Mr. Landekic’s base salary was increased to $350,000 as of January 1, 2006 and further increased to $370,000 as of February 2007. Mr. Landekic is eligible to receive additional compensation depending upon achievement of performance goals as established by the Board of Directors. As an “at-will” employee, Mr. Landekic’s employment can be terminated by us or by him, at any time and for any reason. In the event Mr. Landekic is terminated by us other than for “cause” or other than by reason of his “disability,” or he resigns for “good reason” (each as defined in his offer letter), Mr. Landekic will be entitled to full vesting of all unvested stock options and restricted stock previously granted to him and a cash payment equal to two-years of his then current base salary.

Edward Smith

We extended the offer of employment to Edward Smith for the position of Vice President Finance, Chief Financial Officer and Corporate Secretary pursuant to an offer letter dated December 5, 2005, which provides that his annual salary will be at least $200,000 per year. Mr. Smith’s base salary was increased to $225,000 as of February 2007 and increased to $245,000 effective January 1, 2009. Mr. Smith is eligible to receive additional compensation depending upon achievement of performance goals as established by the Board. As an “at-will” employee, Mr. Smith’s employment can be terminated by us or by him, at any time and for any reason. In the event Mr. Smith is terminated by us other than for “cause” or other than by reason of his “disability” (each as defined in his offer letter), Mr. Smith will be entitled to full vesting of all unvested stock options previously granted to him and a cash payment equal to one–year of his then current base salary.

Bozena Korczak, Ph.D

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

R. Eric McAllister, M.D., Ph.,D

We extended the offer of employment to R. Eric McAllister, M.D., Ph.D., for the position of Vice President, Clinical Development and Chief Medical Officer pursuant to an offer letter dated October 19, 2006, provides that his annual salary will be at least $280,000 per year. In addition, Dr. McAllister is eligible to receive a discretionary cash bonus based on his performance and our company’s performance. Dr. McAllister is eligible to receive additional compensation depending upon achievement of performance goals as established by the Board. As an “at-will” employee, Dr. McAllister’s employment can be terminated by us or by him, at any time and for any reason. In the event Dr. McAllister is terminated by us other than for “cause” or other than by reason of his “disability” (each as defined in his offer letter), Dr. McAllister will be entitled to full vesting of all unvested stock options previously granted to him and a cash payment equal to one–year of his then current base salary. Further, Dr. McAllister received various relocation benefits.

Richard Scott, Ph.D.

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

Director Compensation for 2009

The following Director Compensation table sets forth information concerning compensation for services rendered by our independent directors for fiscal year 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (3)	Total ($)
Frank P. Slattery, Jr. Chairman of the Board	41,000	—	23,185 (4)	64,185
Shaun F. O’Malley Chairman, Audit Committee	35,000	—	23,185 (4)	58,185
Brian Anderson Chairman, Compensation Committee	26,500	—	— (5)	26,500
William N. Kelley, M.D. (1)	16,000	—	23,185 (4)	39,185
Richard W. Bank, M.D.	32,000	—	— (5)	32,000
Michael E. Lewis, Ph.D.	28,500	—	23,185 (4)	51,685
Stefan D. Loren, Ph.D. Chairman, Governance Committee	32,000	—	— (5)	32,000
Douglas J. Swirsky (2)	16,000	—	63,324 (6)	79,324

––––––––––––

(1)      Dr. Kelley did not stand for re-election to our Board of Directors at the Annual Meeting of Stockholders held on June 30, 2009.

(2)     Mr. Swirsky joined the Board of Directors in June 2009.

(3)     This column reflects the total grant date fair value for all stock options or awards granted in the applicable fiscal year pursuant to our equity compensation plans. The assumptions used in the calculation of these amounts are described in footnote 6 to our audited financial statements for the year ended December 31, 2009 and our discussion of stock-based compensation in this annual report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Practices” for the year ended December 31, 2008.

(4)     Represents the total grant date fair value of options to purchase 38,500 shares of common stock granted to this director on February 2, 2009. As of December 31, 2009, this director holds options to purchase 368,500 shares of common stock.

(5)      As of December 31, 2009, this director holds options to purchase 150,000 shares of common stock.

(6)     Represents the total grant date fair value of options to purchase 150,000 shares of common stock granted to this director on July 1, 2009. As of December 31, 2009, this director holds options to purchase 150,000 shares of common stock

Compensation of Directors

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

All new non-employee directors receive an initial grant of options to purchase shares of common stock upon first becoming a member of the Board. In addition, each non-employee director may, at the discretion of the Board or Compensation Committee of the Board, receive additional equity compensation awards. See the Director Compensation Table above for more details.

Continuing Education of Directors

We are committed to supporting the continuing education of our directors on relevant matters. The Governance Committee of the Board will decide on a case-by-case basis the appropriate level and frequency of support to provide.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows information known to us about beneficial ownership of our common stock by:

»	each of our directors;

»	each of our current named executive officers as well as any additional individuals identified as Named Executive Officers in the section of this report titled “Executive Compensation”;

»	all of our directors and executive officers as a group; and

»	each person known by us to beneficially own 5% or more of our common stock.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. Under these rules, beneficial ownership generally includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of February 28, 2010, through the exercise of any option, warrant, conversion privilege or similar right. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock that could be issued upon the exercise of outstanding options and warrants that are exercisable within 60 days of February 28, 2010 are considered to be outstanding. These shares, however, are not considered outstanding as of February 28, 2010 when computing the percentage ownership of each other person.

To our knowledge, except as indicated in the footnotes to the following table and subject to state community property laws where applicable, all beneficial owners named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on 80,999,610 shares of common stock outstanding as of February 28, 2010.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership Of Common Stock		Percent of Common Stock

Directors and Executive Officers
Nicholas Landekic	3,797,444	(2)	4.5%
Frank P. Slattery, Jr.	2,488,600	(3)	3.0%
Richard W. Scott, Ph.D.	965,100	(4)	1.2%
Michael E. Lewis, Ph.D.	848,500	(5)	1.0%
R. Eric McAllister, M.D., Ph.D.	697,222	(6)	*
Edward F. Smith	518,194	(7)	*
Shaun F. O’Malley	411,360	(8)	*
Bozena Korczak, Ph.D.	423,611	(9)	*
Stefan D. Loren, Ph.D.	143,000	(10)	*
Brian Anderson	100,000	(11)	*
Richard W. Bank, M.D.	100,000	(11)	*
Douglas J. Swirsky	50,000	(12)	*

All Directors and Executive Officers as a Group (12 persons):	10,543,032	(13)	12.0%

Five Percent Stockholders:
Act Capital Management, LLLP 2 Radnor Corporate Center, Suite 111 Radnor, PA 19087 (12)	7,607,000	(14)	9.2%

––––––––––––

* Less than 1%.

(1)      Unless otherwise indicated, the address of all individuals and entities listed below is PolyMedix, Inc., 170 N. Radnor Chester Rd., Suite 300, Radnor, Pennsylvania 19087.

(2)     Includes 2,625,544 shares of common stock issuable upon exercise of options.

(3)     Includes 368,500 shares of common stock issuable upon exercise of options and 489,000 shares of common stock issuable upon exercise of warrants. The warrants and 677,000 shares of common stock are held in the name of Kate Partners XX, L.P. (“Kate Partners”). Mr. Slattery is a general partner and owns a controlling interest in Kate Partners.

(4)     Includes 427,500 shares of common stock issuable upon exercise of options.

(5)     Includes 368,500 shares of common stock issuable upon exercise of options.

(6)     Includes 697,222 shares of common stock issuable upon exercise of options.

(7)     Includes 518,194 shares of common stock issuable upon exercise of options.

(8)     Includes 368,500 shares of common stock issuable upon exercise of options and 21,430 shares of common stock issuable upon exercise of warrants.

(9)     Includes 423,611 shares of common stock issuable upon exercise of options.

(10)      Includes 100,000 shares of common stock issuable upon exercise of options and 21,500 shares of common stock issuable upon exercise of warrants.

(11)     Includes 100,000 shares of common stock issuable upon exercise of options.

(12)     Includes 50,000 shares of common stock issuable upon exercise of options.

(13)     Includes 6,147,472 shares of common stock issuable upon exercise of options and 531,930 shares of common stock issuable upon exercise of warrants.

(14)     Based on the filing of a Schedule 13G on February 16, 2010 with the SEC, we understand that Amir L. Ecker and Carol G. Frankenfield are the General Partners of ACT Capital Management, LLLP and Act Capital Partners, LP and that voting and investment decisions made on behalf of ACT Capital Management, LLLP are made primarily by its General Partners. This figure does not include 3,380,000 shares of common stock issuable upon exercise of outstanding Series A warrants at an exercise price of $1.00 per share which are not currently exercisable as a result of aggregate holdings limitations set forth in the warrants. Also includes 56,000 shares of common stock held in various accounts of which Mr. Ecker personally has sole investment and voting power, 22,500 shares of common stock held by Ms. Frankenfield, 35,000 shares of common stock held jointly by Ms. Frankenfield and her husband, and 2,100 shares of common stock held by Ms. Frakenfield’s husband. Also includes 1,180,000 shares of common stock issuable upon exercise of outstanding Series B Warrants at an exercise price of $1.00 per share, as well as 379,500 shares of common stock issuable upon exercise of outstanding Series C Warrants at an exercise price of $1.25 per share.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected column (a))
Equity compensation plans approved by security holders (1)	9,309,000	$1.38	14,964,194
Equity compensation plans not approved by security holders (2)	1,320,000	$1.60	—
Total:	10,629,000	$1.41	14,964,194

______________

(1)     Represents 918,000 and 8,391,000 shares of our Common Stock issuable under our 2002 Equity Compensation Plan and our 2005 Omnibus Equity Compensation Plan, respectively, as of December 31, 2009.

(2)     An aggregate of 1,320,000 shares of our Common Stock represent portions of prior grants that exceeded the aggregate individual grant limit under our 2002 Equity Compensation Plan or 2005 Omnibus Equity Compensation Plan, as applicable, and are considered to have occurred outside such plans.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Other than compensation agreements and other arrangements with our executive officers and directors and the transactions described below, during our last two fiscal years, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, nominees for director, executive officers, holders of more than five percent of any class of our voting securities or any member of the immediate family of the foregoing persons had or will have a direct or indirect material interest.

Fordham Financial Management, Inc.

In November 2009, Fordham Financial served as a selected dealer in connection with our November 2009 public offering as discussed below. In consideration for the services rendered by Fordham Financial in connection with the November 2009 public offering, Fordham Financial received a total of $429,750 in commissions, which represented 5% of the gross proceeds we received for units distributed by Fordham Financial.

In June 2008, we entered into an Amended and Restated Placement Agent Agreement with Fordham Financial and Carter Securities, LLC. As consideration for the placement services rendered by the placement agents, including Fordham Financial, in connection with our July 2008 public offering, during the period from May 2008 to July 2008 Fordham Financial received:

»	a total of $276,000 in commissions, which represented 7% of the gross proceeds we received for units placed by Fordham Financial;

»	reimbursement of out of pocket expenses not to exceed $20,000 and the fees of Fordham Financial’s legal counsel of up to $50,000 plus approved disbursements; and

»

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

Private Placement

On September 23, 2008, we entered into Securities Purchase Agreements with certain institutional and individual accredited investors, including three of our directors, in a private placement of $4.25 million of units at $7.00 per unit consisting of (i) one share of our Series 2008 Convertible Preferred Stock and (ii) a Series B Warrant to purchase either shares of our 2008 Convertible Preferred Stock or, if the Series 2008 Convertible Preferred Stock has been converted into our common stock, shares of our common stock.

In connection with the private placement, Stefan Loren, a director of ours, purchased 2,150 units at an aggregate offering price of $15,050; Frank Slattery Jr., a director of ours, purchased 42,900 units at an aggregate offering price of $300,300; and Shaun O’Malley, a director of ours, purchased 2,143 units at an aggregate offering price of $15,001.

Pursuant to the terms of the Securities Purchase Agreements, each share of Series 2008 Convertible Preferred Stock automatically converted into 10 shares of common stock on December 10, 2008 upon the effectiveness of an amendment to our certificate of incorporation to increase the number of shares of common stock authorized for issuance by us to an amount sufficient to cover the issuance of shares of common stock upon conversion of the 2008 Convertible Preferred Stock and the issuance of shares of common stock issuable after such conversion upon exercise of all of the Series B Warrants.

Pursuant to the terms of the Securities Purchase Agreements, we also agreed to file, and filed, a registration statement on Form S-1 covering the resale of common stock issuable on the conversion of the 2008 Convertible Preferred Stock and the issuance of common stock issuable upon exercise of the Series B Warrants.

Each Series B Warrant represents the right to purchase either (a) one share of Series 2008 Convertible Preferred Stock at an exercise price of $10.00 per share or (b) if, at the time the Series B Warrant is exercised, the Series 2008 Preferred Stock has been converted into shares of common stock, ten shares of common stock at an exercise price of $1.00 per share. Each Series B Warrant may be exercised at any time through September 22, 2013. A holder will not have the right to exercise any portion of a Series B Warrant to the extent that after giving effect to such issuance after exercise, the holder (together with the holder’s affiliates), would beneficially own in excess of 9.99% of the number of shares of the common stock outstanding immediately after giving effect to such issuance.

On November 16, 2009, we closed on a registered offering selling 20,700,000 units at a purchase price of $1.00 per unit. Each unit sold included one share of our common stock and a warrant to purchase up to 0.3 shares of our common stock at an exercise price of $1.25. In connection, with the offering, an entity controlled by Frank Slattery Jr., a director of ours, purchased 200,000 units at an aggregate offering price of $200,000.

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

In October 2005, we entered into a Placement Agent Agreement with Fordham Financial. As consideration for the placement services rendered by Fordham Financial in connection with our Series 1 preferred stock offering, during the period from November 2005 to February 2006 Fordham Financial received:

»	a total of $1,888,200 in commissions, which represented 10% of the gross proceeds we received for shares of Series 1 preferred stock placed by Fordham Financial;

»	a total non-accountable expense allowance of $566,460, which represented 3% of the gross proceeds we received for shares of Series 1 preferred stock placed by Fordham Financial; and

»

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

Item 14. Principal Accountants Fees and Services.

The Audit Committee of the Board has appointed Deloitte & Touche LLP as our independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2009. Deloitte & Touche LLP has served as our independent registered public accounting firm since February 2006. Prior to 2006, we did not have an independent registered public accounting firm audit our financial statements or provide other audit services.
The Audit Committee pre-approved the audit fees, audit-related fees, tax fees and all other fees described below in accordance with our pre-approval policy and believe such fees are compatible with the independence of Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates.

	2009	2008
Audit Fees	$194,660	$165,000
Audit Related Fees	$118,944	$56,000
Tax Fees	$0	$0
All Other Fees	$0	$0

Audit Fees. The “Audit Fees” are the aggregate fees billed by Deloitte & Touche LLP for professional services rendered in 2009 and 2008 for the audit of our annual financial statements and for review of financial statements included in our quarterly reports on Form 10-Q or for services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees. The “Audit Related Fees” are the aggregate fees paid to Deloitte & Touche LLP for their consent to the incorporation by reference of our financial statements in various registration statements in 2009 and 2008.

Tax Fees. There were no fees billed in 2009 or 2008 for tax compliance, tax advice or tax planning services.

All Other Fees. There were no fees billed in 2009 or 2008 for other products or services provided by Deloitte & Touche LLP besides the services reported above under “Audit Fees.”

Pre-approval Policies and Procedures.

The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with during 2009 and 2008.

Item 15. Exhibits and Financial Statement Schedules.

(a)   Documents filed as part of this report:

1.       Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.

2.       Financial Statement Schedules. All financial statement schedules have been omitted because they are not applicable, not required, or the information is shown in the financial statements or related notes.

3.       Exhibits. See (b) below.

     (b)     Exhibits:

Exhibit No.	Description of Exhibit
2.1

Agreement and Plan of Merger and Reorganization, dated October 6, 2005, among the Registrant, PolyMedix Merger Sub, Inc., PolyMedix Pharmaceuticals, Inc. and those stockholders of Registrant identified on Exhibit A thereto.(1)

3.1	Amended and Restated Certificate of Incorporation of Registrant.(1)
3.2	Amendment to the Amended and Restated Certificate of Incorporation of Registrant.(1)
3.3	Amended and Restated By-Laws of Registrant.(1)
3.4	Amendment to Amended and Restated By-Laws of Registrant.(1)
3.5	Amendment to the Amended and Restated Certificate of Incorporation of Registrant, as amended.(2)
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant, as amended. (3)
3.7	Certificate of Designation, Preferences and Rights of Series C Preferred Stock. (4)
4.1	Form of common stock Purchase Warrant issued to Fordham Financial Management, Inc. on November 8, 2005, December 8, 2005, January 10, 2006 and February 15, 2006.(1)
4.2	Form of common stock Purchase Warrant. (5)
4.3	Form of Registration Rights Substitution Agreement.(6)
4.4	Form of Amendment No. 1 to Registration Rights Substitution Agreement.(7)
4.5	Form of Amendment No. 2 to Registration Rights Substitution Agreement.(7)
4.6	Form of Series A Warrant Agreement (including Series A Warrant certificate).(8)
4.7	Form of Placement Agent Warrant.(8)
4.8	Form of Securities Purchase Agreement as executed by the Registrant and the Investors. (9)
4.9	Form of Series B Warrant to Purchase Capital Stock. (9)

4.10	Rights Agreement, by and between PolyMedix, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, including exhibits thereto, dated as of May 12, 2009.(4)
4.11	Form of Purchase Agreement in connection with the November 2009 offering.(10)
4.12	Form of Series C Warrant to Purchase Common Stock issued in connection with the November 2009 offering.(10)
4.13	Form of Placement Agent Warrant issued in connection with the November 2009 offering.(1)
10.1	Patent License Agreement, dated January 3, 2003, between the Registrant and the University of Pennsylvania.(1)
10.2	Letter Agreement, dated December 23, 2003, amending the Patent License Agreement, dated January 3, 2003, between the Registrant and the University of Pennsylvania.(1)
10.3	Software License Agreement, dated May 30, 2003, between the Registrant and the University of Pennsylvania.(1)
10.4	Exclusive License Agreement, dated January 2, 2005, between the Registrant and the University of Massachusetts.(1)
10.5**	Employment Agreement, dated July 30, 2002, between Nicholas Landekic and the Registrant.(1)
10.6**	Employment Agreement, dated December 5, 2005, between Edward Smith and the Registrant.(1)
10.7**	Employment Agreement, dated March 28, 2003, between Richard Scott, Ph.D. and the Registrant.(1)
10.8	Letter Agreement, dated February 25, 2004, between Dr. William DeGrado and the Registrant.(1)
10.9	Lab/Office Space License Agreement for 3701 Market Street, dated February 22, 2006, between the Registrant and the University City Science Center.(1)
10.10	Pennsylvania Full-Service Lease Agreement for 170 N. Radnor-Chester Road; Suite 300, Radnor, PA 19087, dated May 26, 2006, between the Registrant and the Radnor Properties — SDC, L.P.(11)
10.11**	Amended and Restated 2005 Omnibus Equity Compensation Plan of the Registrant.(12)
10.12**	2002 Equity Compensation Plan of the Registrant.(13)
10.13**	Form of Incentive Stock Option Agreement.(1)
10.14**	Form of Nonqualified Stock Option Agreement.(1)
10.15	Sponsored Research Agreement, dated January 5, 2004, between the Registrant and the University of Massachusetts.(14)
10.16	Merrill Lynch Loan Management Account Agreement, dated April 13, 2006, between the Registrant and Merrill Lynch Bank USA.(11)
10.17**	Employment Agreement, dated October 19, 2006, between R. Eric McAllister and the Registrant.(14)
10.18**	Offer Letter to Bozena Korczak, Ph.D.(15)

10.19	Form of Amended and Restated Co-Placement Agent Agreement by and among the Registrant, Carter Securities, LLC and Fordham Financial Management, Inc. (9)
10.20**	Offer Letter to J. Gregory Ford.(16)
10.21	Investment Agreement by and between PolyMedix, Inc. and Dutchess Equity Fund, LP dated May 20, 2009.(17)
10.22	Registration Rights Agreement by and between PolyMedix, Inc. and Dutchess Equity Fund, LP dated May 20, 2009.(17)
10.23	Amendment No. 1 to Investment Agreement dated July 8, 2009, between the Registrant and Dutchess Equity Fund, LP.(18)
21	List of Subsidiaries(14)
23.1*	Consent of Deloitte & Touche LLP
24*	Power of Attorney (Included on signature page)
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(4) Filed as an Exhibit to the Current Report on Form 8-K filed on May 14, 2009 and incorporated herein by reference.
(5) Filed as an Exhibit to Amendment No. 5 to the Registration Statement on Form SB-2 (File No. 333-146180) on November 30, 2007 and incorporated herein by reference.
(6) Filed as an Exhibit to the Registration Statement on Form SB-2 (File No. 333-146180) on September 19, 2007 and incorporated herein by reference.(7) Filed as an Exhibit to Amendment No. 2 to the Registration Statement on Form SB-2 (File No. 333-146180) on October 16, 2007 and incorporated herein by reference.
(8) Filed as an Exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-151084) on June 27, 2008 and incorporated herein by reference.
(9) Filed as an Exhibit to the Current Report on Form 8-K filed on September 24, 2008 and incorporated herein by reference.
(10) Filed as an Exhibit to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-160833 ) on November 6, 2009 and incorporated herein by reference.
(11) Filed as an Exhibit to Amendment No. 2 to the Registration Statement on Form 10-SB/A (File No. 000-51895) filed on June 19, 2006 and incorporated herein by reference.
(12) Filed as Appendix A to the Registrant’s Definitive Proxy Statement filed on May 15, 2009 and incorporated herein by reference.
(13) Filed as an Exhibit to the Registration Statement on Form S-8 (File No. 333-139686) filed on December 26, 2006 and incorporated herein by reference.
(14) Filed as an Exhibit to the Annual Report on Form 10-KSB filed on March 19, 2007 and incorporated herein by reference.
(15) Filed as an Exhibit to the Current Report on Form 8-K filed on November 16, 2007 and incorporated herein by reference.

(16) Filed as an Exhibit to the Current Report on Form 8-K filed on December 4, 2008 and incorporated herein by reference.
(17) Filed as an Exhibit to the Current Report on Form 8-K filed on May 22, 2009 and incorporated herein by reference.
(18) Filed as an Exhibit to the Registration Statement on Form S-1 (File No. 333-160470 ) on July 8, 2009 and incorporated herein by reference.

     (c)     None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PolyMedix, Inc.

March 12, 2010	By:	/s/ Nicholas Landekic
Date		Nicholas Landekic
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

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date
/s/ Nicholas Landekic	President & Chief Executive Officer
Nicholas Landekic	and Director (Principal Executive Officer)	March 12, 2010

/s/ Edward F. Smith	Vice President, Finance & Chief Financial Officer
Edward F. Smith	(Principal Financial and Accounting Officer)	March 12, 2010

/s/ Frank Slattery, Jr.
Frank Slattery, Jr.	Chairman of the Board of Directors	March 12, 2010

/s/ Brian Anderson	Director
Brian Anderson		March 12, 2010

/s/ Richard W. Bank, M.D.	Director
Richard W. Bank, M.D.		March 12, 2010

/s/ Michael E. Lewis, Ph.D.	Director
Michael E. Lewis, Ph.D.		March 12, 2010

/s/ Stefan D. Loren, Ph.D.	Director
Stefan D. Loren, Ph.D.		March 12, 2010

/s/ Shaun F. O’Malley	Director
Shaun F. O’Malley		March 12, 2010

/s/ Douglas J. Swirsky	Director
Douglas J. Swirsky		March 12, 2010

FINANCIAL STATEMENTS

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 AND
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
AND FOR THE PERIOD
AUGUST 8, 2002 (INCEPTION) TO DECEMBER 31, 2009

CONTENTS

 Page

Report of Independent Registered Public Accounting Firm	F-2

PolyMedix, Inc. Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3

PolyMedix, Inc. Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007, and for the Period from August 8, 2002 (Inception) to December 31, 2009	F-4

PolyMedix, Inc. Consolidated Statements of Changes in Stockholders’ Equity from August 8, 2002 (Inception) to December 31, 2009	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007, and for the Period from August 8, 2002 (Inception) to December 31, 2009	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PolyMedix, Inc.
Radnor, Pennsylvania

     We have audited the accompanying consolidated balance sheets of PolyMedix, Inc. and its subsidiary (a development stage company) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009, and for the period from August 8, 2002 (Inception) to December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, and for the period from August 8, 2002 (Inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 12, 2010

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$23,974	$7,206
Short-term investments	--	7,900
Prepaid expenses and other current assets	258	332
Grant and contract receivable	778	75
Total current assets	25,010	15,513

Property and Equipment:
Computers	214	237
Office furniture and lab equipment	725	774
Accumulated depreciation	(557)	(447)
Total property and equipment	382	564

TOTAL ASSETS	$25,392	$16,077

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$892	$1,072
Accrued expenses	1,254	933
Short-term portion of capital lease obligation	--	104
Total current liabilities	2,146	2,109

Deferred rent	927	825
Total liabilities	3,073	2,934

Commitments and contingencies	--	--

Stockholders' Equity:

Preferred Stock ($0.001 par value; 10,000 shares authorized;
0 issued and outstanding at December 31, 2009 and 2008)	--	--
Common Stock ($0.001 par value; 250,000 shares
authorized; 81,000 and 59,845 issued and outstanding at
December 31, 2009 and 2008, respectively)	81	60
Additional paid-in capital	70,926	49,930
Deficit accumulated during the development stage	(48,688)	(36,859)
Unrealized gain on available for sale securities	--	12
Total stockholders' equity	22,319	13,143

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,392	$16,077

The accompanying notes are an integral part of these consolidated financial statements.

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 AND
PERIOD FROM AUGUST 8, 2002 (INCEPTION) THROUGH DECEMBER 31, 2009

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

				For the period
				August 8, 2002
				(Inception) to
	Years Ended December 31,			December 31,
	2009	2008	2007	2009
Revenues:
Grant and contract revenues	$1,048	$1,066	$1,126	$4,561
Total revenues	1,048	1,066	1,126	4,561

Operating Expenses:
Research and development	7,374	7,401	9,328	31,965
General and administrative	5,557	4,875	4,473	22,831
Total operating expenses	12,931	12,276	13,801	54,796

Other Income:
Interest income and other expenses	54	224	511	1,547
Total other income	54	224	511	1,547

Net loss	$(11,829)	$(10,986)	$(12,164)	$(48,688)

Beneficial conversion feature on Series 2008
preferred stock, conversion inducement and
dividends on Series 1 preferred stock	--	(5,845)	(2,247)	(11,118)

Net loss attributable to common stockholders	$(11,829)	$(16,831)	$(14,411)	$(59,806)

Net loss per common share - basic and diluted	$(0.19)	$(0.40)	$(0.61)

Weighted average common shares outstanding -
basic and diluted	62,437	42,007	23,771

The accompanying notes are an integral part of these consolidated financial statements.

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
PERIOD FROM AUGUST 8, 2002 (INCEPTION) THROUGH DECEMBER 31, 2009

(IN THOUSANDS)

							Deficit	Unrealized
						Unearned	Accumulated	Gain/Loss on
					Additional	Stock-	During the	Available	Total
	Common Stock		Preferred Stock		Paid-In	Based	Development	for Sale	Stockholders'
Description	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Securities	Equity
Balance at August 8, 2002	--	$--	--	$--	$--	$--	$--	--	$--
Issuance of common stock	800	1	--	--	19	--	--	--	20
Issuance of Series A preferred stock	--	--	920	1	229	--	--	--	230
Issuance of restricted common stock grants	1,152	1	--	--	28	(29)	--	--	--
Amortization of stock-based compensation	--	--	--	--	--	2	--	--	2
Net loss	--	--	--	--	--	--	(162)	--	(162)
Balance at December 31, 2002	1,952	$2	920	$1	$276	$(27)	$(162)	$--	$90
Issuance of Series A-1 preferred stock	--	--	1,000	1	224	--	--	--	225
Issuance of Series A preferred stock	--	--	497	1	124	--	--	--	125
Issuance of Series B preferred stock	--	--	1,328	1	1,659	--	--	--	1,660
Issuance of common stock	432	1	--	--	10	--	--	--	11
Issuance of restricted common stock grants	227	--	--	--	5	(6)	--	--	(1)
Amortization of stock-based compensation	--	--	--	--	--	9	--	--	9
Net loss	--	--	--	--	--	--	(1,227)	--	(1,227)
Balance at December 31, 2003	2,611	$3	3,745	$4	$2,298	$(24)	$(1,389)	$--	$892
Issuance of Series B preferred stock	--	--	3,312	3	4,097	--	--	--	4,100
Issuance of common stock grants to non-employees in
exchange for services	518	--	--	--	336	--	--	--	336
Amortization of stock-based compensation	--	--	--	--	--	8	--	--	8
Net loss	--	--	--	--	--	--	(1,590)	--	(1,590)
Balance at December 31, 2004	3,129	$3	7,057	$7	$6,731	$(16)	$(2,979)	$--	$3,746
Proceeds from Series B subscription receivable	--	--	--	--	40	--	--	--	40
Issuance of common stock grants to non-employees
in exchange for services	196	--	--	--	127	--	--	--	127
Issuance of common stock grants	500	1	--	--	325	--	--	--	326
Issuance of stock option grants	--	--	--	--	2,855	(2,855)	--	--	--
Amortization of stock-based compensation	--	--	--	--	--	1,235	--	--	1,235
Conversion of Series A and B preferred stock to
common stock	7,057	7	(7,057)	(7)	--	--	--	--	--
Issuance of common stock for net assets of
PolyMedix, Inc.	1,500	1	--	--	(2)	--	--	--	(1)
Issuance of Series 1 preferred stock	--	--	5,589	6	14,140	--	--	--	14,146
Net loss	--	--	--	--	--	--	(4,764)	--	(4,764)
Balance at December 31, 2005	12,382	$12	5,589	$6	$24,216	$(1,636)	$(7,743)	$--	$14,855
Reclassification of unearned compensation on nonvested
stock balance upon adoption of SFAS No. 123(R)	--	--	--	--	(1,636)	1,636	--	--	--
Issuance of Series 1 preferred stock	--	--	1,466	1	3,719	--	--	--	3,720
Issuance of common stock grants to non-employees
in exchange for services	30	--	--	--	45	--	--	--	45
Amortization of stock-based compensation	--	--	--	--	1,094	--	--	--	1,094
Conversion of Series 1 preferred stock to common stock	68	--	(34)	--	--	--	--	--	--
Dividends paid on Series 1 preferred stock	--	--	462	--	(1)	--	--	--	(1)
Unrealized loss on available on sale securities	--	--	--	--	--	--	--	(1)	(1)
Net loss	--	--	--	--	--	--	(5,966)	--	(5,966)
Balance at December 31, 2006	12,480	$12	7,483	$7	$27,437	$--	$(13,709)	$(1)	$13,746
Conversion of Series 1 preferred stock to common stock	15,944	16	(7,483)	$(7)	$(9)	--
Issuance of common stock grants to non-employees in
exchange for services	12	--	--	--	12	--	--	--	12
Amortization of stock-based compensation	--	--	--	--	1,189	--	--	--	1,189
Proceeds from exercise of common stock options	122	1	--	--	183	--	--	--	184
Issuance of common stock to employees	--	--	--	--	58	--	--	--	58
Issuance of common stock, net of issuance costs	3,481	3	--	--	2,103	--	--	--	2,106
Unrealized gain on available for sale securities	--	--	--	--	--	--	--	3	3
Net loss	--	--	--	--	--	--	(12,164)	--	(12,164)
Balance at December 31, 2007	32,039	$32	--	$--	$30,973	$--	$(25,873)	$2	$5,134
Issuance of Series 2008 preferred stock, net of
issuance costs			609	1	3,856	--	--	--	3,857
Conversion of Series 2008 preferred stock to common stock	6,089	6	(609)	(1)	--				5
Issuance of common stock grants to non-employees in
exchange for services	--	--	--	--	--	--	--	--	--
Amortization of stock-based compensation	--	--	--	--	1,378	--	--	--	1,378
Proceeds from exercise of common stock options	214	--	--	--	214	--	--	--	214
Issuance of common stock to employees	75	--	--	--	26	--	--	--	26
Issuance of common stock, net of issuance costs	21,428	22	--	--	13,483	--	--	--	13,505
Unrealized gain on available for sale securities	--	--	--	--	--	--	--	10	10
Net loss	--	--	--	--	--	--	(10,986)	--	(10,986)
Balance at December 31, 2008	59,845	$60	--	$--	$49,930	$--	$(36,859)	$12	$13,143
Issuance of common stock, net of issuance costs	20,700	21	--	--	18,710	--	--	--	18,731
Issuance of common stock upon exercise of outstanding
warrants	455	--	--	--	500	--	--	--	500
Amortization of stock-based compensation	--	--	--	--	1,786	--	--	--	1,786
Reclassification of unrealized gains into net loss	--	--	--	--	--	--	--	(17)	(17)
Unrealized gain on available on sale securities	--	--	--	--	--	--	--	5	5
Net loss	--	--	--	--	--	--	(11,829)	--	(11,829)
Balance at December 31, 2009	$81,000	$81	--	--	$70,926	$--	$(48,688)	$--	$22,319

The accompanying notes are an integral part of these consolidated financial statements.

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 AND
PERIOD FROM AUGUST 8, 2002 (INCEPTION) THROUGH DECEMBER 31, 2009

(IN THOUSANDS)

				For the period
				August 8, 2002
				(Inception) to
	Twelve-Months Ended December 31,			December 30,
	2009	2008	2007	2009
Cash Flows from Operating Activities:
Net loss	$(11,829)	$(10,986)	$(12,164)	$(48,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	205	213	195	728
Accretion of discount on investment securities	(17)	(70)	(254)	(459)
Stock-based compensation	1,786	1,404	1,259	7,630
(Increase) decrease in prepaid expenses and other current assets
and grant and contract receivable	(629)	(365)	18	(1,036)
Increase (decrease) in accounts payable, accrued expenses and
deferred rent	236	(1,122)	2,657	2,985
Loss on disposal of fixed assets	--	--	23	23
Net cash used in operating activities	(10,248)	(10,926)	(8,266)	(38,817)

Cash Flows from Investing Activities:
Cash paid for property and equipment	(38)	--	(266)	(789)
Purchases of investments	(3,798)	(9,553)	(9,880)	(34,041)
Proceeds from maturities of investments	11,703	5,700	12,098	34,501
Net cash provided by (used in) investing activities	7,867	(3,853)	1,952	(329)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, net of financing costs	18,753	16,966	2,558	62,553
Proceeds from warrant and stock option exercises	500	214	184	898
Principal payments on capital lease obligations	(104)	(131)	(93)	(331)
Net cash provided by financing activities	19,149	17,049	2,649	63,120

Net increase (decrease) in cash and cash equivalents	16,768	2,270	(3,665)	23,974

Cash and cash equivalents - beginning of period	7,206	4,936	8,601	--

Cash and cash equivalents - end of period	$23,974	$7,206	$4,936	$23,974

Non-Cash Investing Activities:
Property and equipment acquired under capital lease	$--	$--	$228	$331
Capital expenditures acquired on account	$--	$--	$30	$15

Non-Cash Financing Activities:
Conversion inducement and dividends on Series 1 Preferred
Stock and Beneficial conversion feature on Series 2008 Preferred Stock	$--	$5,845	$2,247	$11,118
Warrants issued to placement agent	$119	$783	$--	$3,059
Accrued financing costs	$73	$51	$452	$73
Capital lease obligation	$--	$--	$228	$331

The accompanying notes are an integral part of these consolidated financial statements.

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008 AND
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
AND FOR THE PERIOD
AUGUST 8, 2002 (INCEPTION) TO DECEMBER 31, 2009

In these consolidated financial statements, "PolyMedix," "we," "us" and "our" refer to PolyMedix, Inc. and its wholly owned subsidiary PolyMedix Pharmaceuticals, Inc. and "Common Stock" refers to PolyMedix’s Common Stock, par value $0.001 per share

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITIES

We are a development stage biotechnology company focused on treating life threatening acute cardiovascular disorders and infectious diseases with synthetic small molecule compounds that mimic the activity of large natural protein molecules, compounds referred to as biomimetics. Using our proprietary computational drug design technology, we have created novel defensin mimetic antibiotic compounds, heparin antagonist compounds and other drug compounds intended for human therapeutic use. Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing and human clinical trials of our product candidates, exploring marketing channels and recruiting personnel.

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through December 31, 2009 aggregated $48,688,000, and we expect to continue to incur substantial losses in future periods. None of our product candidates have received regulatory approval for commercial sale and our product candidates may never be commercialized. In addition, all of our product candidates are in the early stages of development and several programs are on hold pending additional financing. The progress and results of our current and any future clinical trials or future pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected. Our development programs require a significant amount of cash to support the development of product candidates.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors. We believe that our current cash and investment balances as of the date of this filing will be sufficient to fund the completion of our ongoing Phase 1B study for PMX-30063, as well as fund the continued clinical development of our two lead drug candidates, PMX-60056 and PMX-30063, into Phase 2 clinical trials during 2010. Additionally, we believe our current cash and investment balances as of the date of this filing are sufficient to fund our operations for at least the next 12 months.

In November 2009, we obtained equity financing to fund our ongoing clinical development of PMX-60056 and PMX-30063 into Phase 2 studies clinical trials. We may seek additional funds through equity or debt financing, among other sources. In addition, we may actively seek funds through government grants and contracts. However, as a result of current conditions in the equity and debt markets, we may not be able to obtain additional funding on favorable terms, if at all. In addition, if we choose to apply for government grants and contracts, there is no guarantee of approval of our applications. If we are unable to secure adequate additional funding in the future, we will delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business may be materially and adversely affected. In the absence of adequate additional funding, we believe that we have the ability to scale our operations such that our current cash and investment balances will be sufficient to fund our operations for at least the next 12 months.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of PolyMedix, Inc. and its wholly owned subsidiary PolyMedix Pharmaceuticals, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Development Stage Company

We are considered to be in the development stage as defined by accounting principles generally accepted in the United States (“GAAP”). We have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the value of our stock options and warrants.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of cash in banks and money market funds.

Short-Term Investments

Investments purchased with a maturity of more than three months, and which mature less than twelve months from the balance sheet date, are classified as short-term investments. We generally hold investments to maturity, however, since we may, from time to time, sell securities to meet cash requirements, we classify our investments as available-for-sale as defined by GAAP. Available-for-sale securities are carried at market value with unrealized gains and losses reported as a separate component of Stockholders’ Equity.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the assets; three years for computer equipment and related software, seven years for office furniture and five years for lab equipment. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operating expenses. Depreciation expense was $205,000, $213,000, $195,000 and $728,000 for the years ended December 31, 2009, 2008 and 2007 and for the period from August 8, 2002 (Inception) to December 31, 2009 respectively.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the basis of an asset may not be recoverable. In accordance with GAAP, impairment is assessed by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If the expected future cash flows are less than the carrying value, an impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the assets.

Grant and Contract Revenue

Sponsored research grant and contract revenues are recognized pursuant to the terms of the related agreements as work is performed.

Research and Development Expense

Research and development costs are expensed as incurred.

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and the expected benefits of using net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the consolidated financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. At December 31, 2009 and 2008, we have concluded that a full valuation allowance is necessary for deferred tax assets. (See Note 5).

We apply the provisions of GAAP as it relates to the recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. We had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements. See Note 5 for additional information.

Loss per Share of Common Stock

We calculate our loss per share in accordance with GAAP, which requires a dual presentation of “basic” and “diluted” loss per share on the face of the income statement. Basic loss per share is computed by dividing loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as unvested restricted stock, convertible preferred stock, stock options and warrants, which would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share allocable to common stockholders, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation. Potentially dilutive securities include options and warrants to purchase our common stock. These potentially dilutive securities are more fully described in Note 6.

Comprehensive Loss

Comprehensive loss consists of reported net income or loss and unrealized gains or losses on available for sale securities. The comprehensive loss for each of the periods presented approximates the net loss in the consolidated statements of operations.

Segment Information

In accordance with the definitions provided by GAAP, we have one reportable segment operating within the United States.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation. Specifically, grant and contract receivable has been disclosed separately on the current year Balance Sheet.

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

Stock-Based Compensation

We currently sponsor equity compensation plans under which we have granted options to purchase our common stock to employees, directors, and key consultants. Compensation expense associated with these awards is based on the fair value estimated at the date of grant, recognized ratably over the period in which the related services are provided. The total stock-based compensation expense was $1,786,000, $1,404,000, $1,259,000, and $7,630,000 for the years ended December 31, 2009, 2008 and 2007 and for the period from August 8, 2002 (Inception) to December 31, 2009, respectively.

Subsequent Events

We have evaluated all events and transactions that occurred after December 31, 2009 up through the date we issued these financial statements. During this period, the Company did not have any material recognizable or non-recognizable subsequent events.

Recently Issued and Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance that defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements, effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB delayed the effective date to fiscal years beginning after November 15, 2008, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2008, we adopted this guidance as it applies to our financial instruments. Effective January 1, 2009, we adopted this guidance for our non-financial assets and non-financial liabilities, without impact to our consolidated financial statements or related footnotes.

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

NOTE 3 – SHORT-TERM INVESTMENTS

In accordance with GAAP, all of our short-term investments are measured at fair value. The provisions of GAAP establish a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. Classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the recurring and nonrecurring, financial and nonfinancial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009 and 2008 (in thousands):

Fair Value Measurements at December 31, 2009
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	value as of	active markets	inputs	inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Short-term investments	$ --	$ --	$ --	$ --
Total	$ --	$ --	$ --	$ --

Fair Value Measurements at December 31, 2008
			Significant other	Significant
	Total Carrying	Quoted prices in	observable	unobservable
	value as of	active markets	inputs	inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Short-term investments	$ 7,900	$ --	$ 7,900	$ --
Total	$ 7,900	$ --	$ 7,900	$ --

Our short-term investments consist of investment grade fixed income government agency securities with original maturities of greater than three months. They are measured at fair value using models derived principally from or corroborated by observable market data by correlation or other means, and accordingly are classified within Level 2 of the valuation hierarchy. All investments are classified as “available for sale”, and are considered current assets. As of December 31, 2009, we did not hold any short-term investments. As of December 31, 2008, all short-term investments had maturities of less than one-year.

The following summarizes the short-term investments as of December 31, 2009 and December 31, 2008, which were invested solely in U.S. government obligations (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2009	$--	$--	$--	$--
December 31, 2008	$7,888	$12	$--	$7,900

NOTE 4 – ACCRUED EXPENSES

At December 31, 2009 and 2008, accrued expenses consisted of the following (in thousands):

	2009	2008
Payroll related costs	$1,014	$479
Research and development related costs	84	318
Other costs	156	136
Total accrued expenses	$1,254	$933

NOTE 5 – PROVISION FOR INCOME TAXES

We account for income taxes using the asset and liability approach as required by GAAP. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. This method also requires the recognition of future tax benefits, such as net operating loss carryforwards and research and development credits, to the extent that realization of such benefits is more likely than not. At December 31, 2009 and 2008, deferred tax assets consisted of the following (in thousands):

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$15,595	$11,710
Stock compensation expense	1,809	1,592
Contribution carryforward	33	33
R & D credit carryforward	1,754	1,373
Straight-line rent	376	335
Other	82	271
Gross deferred tax assets	19,649	15,314
Less: Valuation allowance	(19,591)	(15,244)
Net deferred tax assets	58	70
Deferred tax liability	(58)	(70)
Net deferred tax	--	--

We believe there is not sufficient evidence that future taxable income will be adequate to permit the realization of the future tax deductions embedded in this asset. As such, in accordance with GAAP, we have established a valuation allowance to reduce the deferred tax asset since it is more likely than not that the deferred tax asset will not be realized.

The difference between the provision for (benefit from) income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before provision for (benefit from) income taxes is explained below (in thousands):

				Period from
				August 8,
				2002
				Inception) to
	Years ended December 31,			(December 31,
	2009	2008	2007	2009
Loss before provision for income taxes	$(11,829)	$(10,986)	$(12,164)	$(48,688)
Tax at federal statutory rate	(4,022)	(3,735)	(4,138)	(16,555)
State taxes, net of federal benefit	(506)	(883)	(908)	(3,198)
Research and development credits	(253)	(290)	(348)	(1,212)
Other permanent differences	432	113	74	642
Other	2	205	49	732
Change in valuation allowance	4,347	4,590	5,271	19,591
Provision for income taxes	$--	$--	$--	$--

We have available at December 31, 2009, approximately $38,000,000 in unused federal and state operating loss carryforwards that expire between 2022 and 2029. We also have available at December 31, 2009, approximately $1,800,000 unused federal research and development credit carryforwards that may provide future tax benefits and expire between 2025 and 2029.

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

No adjustments were made to retained earnings for unrecognized tax benefits after applying the “more likely than not” threshold to the initial recognition and derecognition of our tax positions.

We file income tax returns in the U.S. federal jurisdiction and Pennsylvania.  Our policy is to record interest and penalties on uncertain tax positions as income tax expense.  The tax years back to 2002 remain open to examination by the major taxing jurisdictions where we file. Net operating loss and credit carryforwards from earlier periods also remain open to examination by taxing authorities, and will for a period post utilization. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months. Any changes in the future would also have no impact on the effective tax rate due to the existence of a full valuation allowance. As of December 31, 2009, we had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

We are authorized to issue 250,000,000 shares of common stock, with a par value of $0.001, of which 81,000,000 and 59,845,000 were issued and outstanding at December 31, 2009 and 2008, respectively.

In November 2009, we completed a registered offering of 20,700,000 units. Each unit consisted of one share of our common stock and a Series C Warrant to purchase three-tenths of a share of our common stock.  Each unit was priced at $1.00 per unit with the exercise price of the Series C Warrants issued at $1.25 per share.  We received gross proceeds of $20,700,000 in the registered offering before fees and expenses.  In connection with this registered offering, we incurred commission fees and expenses of approximately $1,904,000.

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

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.001, of which no shares were issued and outstanding at December 31, 2009 and 2008, respectively.

In September 2008, we completed a private placement offering of 608,834 units. Each unit consisted of one share of our 2008 Preferred Stock and a Series B Warrant.  Each unit was priced at  $7.00 per unit. During December 2008, each share of 2008 Preferred Stock automatically converted into 10 shares of Common Stock and the Series B Warrants became exercisable for Common Stock immediately, and without any action on the part of the holder of such shares of 2008 Preferred Stock or Series B Warrants, upon the effectiveness of an amendment (the “Certificate Amendment”) to our Amended and Restated Certificate of Incorporation, as amended (the “Certificate”), to increase the number of shares of Common Stock authorized for issuance by us under the Certificate to an amount sufficient to cover the issuance of shares of Common Stock upon conversion of the 2008 Preferred Stock and the issuance of shares of Common Stock issuable after such conversion upon exercise of all of the Series B Warrants. The conversion of the Series 2008 Preferred Stock triggered the recognition of a beneficial conversion feature of approximately $5,845,000, which was included in our net loss in arriving at net loss attributable to Common Stockholders. We received gross proceeds of $4,262,000 in the private placement before fees and expenses.  In connection with this private placement, we incurred commission fees and expenses of approximately $401,000.

Warrants

In connection with the registered offering of common stock completed in November 2009 (described above), investors in the offering received Series C Warrants presently exercisable for 6,210,000 shares of common stock, and the placement agents received Series C Warrants presently exercisable for 207,000 shares of common stock. The Series C Warrants have an exercise price of $1.25 per share and that expire in November 2014. The fair value of the warrants at the time of issuance was $3,664,000, which was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions:  no dividends; risk-free interest rate of 2.19%; estimated life of five years and volatility of 73%.

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

During 2005 and 2006, we issued warrants to purchase 4,372,000 shares of Common Stock in connection with the private placement of Series 1 preferred stock at an exercise price of $1.16 per share, as adjusted for weighted average anti-dilution protection. These warrants expire in November 2010 and contain weighted average anti-dilution protection if we issue certain securities at a price per share less than $1.16 per share. The fair value of the warrants at the time of issuance was $2,149,000, which was estimated using the Black-Scholes-Merton option-pricing model with the following assumptions: no dividends; risk-free interest rate of 4.45%; estimated life of five years and volatility of 60%.

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

				Period from
				August 8,
				2002
				Inception) to
	Years ended December 31,			(December 31,
	2009	2008	2007	2009
Research and development	$704	$440	$323	$2,505
General and administrative	1,082	964	936	5,125
Total stock-based compensation expense	$1,786	$1,404	$1,259	$7,630

During the year ended December 31, 2009, approximately 844,000 stock options were awarded to non-employee directors, officers, employees and consultants for services performed. Options awarded to our non-employee consultants are granted for their continuing services under our consulting agreements which have no definitive end date, and therefore, we apply a similar approach in identifying the grant date and vesting period for these awards as we do for our employees. As of December 31, 2009, there were 10,629,000 shares of common stock issuable upon exercise of outstanding stock options and 14,964,000 shares of Common Stock available for issuance of future equity compensation awards in connection with our equity compensation plans.

Stock Options

As of December 31, 2009, there was approximately $2,056,000 of total unrecognized compensation cost related to non-vested stock options, which will be amortized over the weighted average remaining service period of approximately 0.90 years. This expected cost does not include the impact of any future stock option awards.  Options granted are generally exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair value on the date of grant and generally vest over terms ranging from immediately to four years. A summary of the status of our stock options as of December 31, 2009 and changes during the year ended December 31, 2009 is presented below (in thousands, except per share amounts):

				Weighted
			Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Options	per share	Life (in years)	Value

Outstanding at beginning of period	10,210	$1.44
Granted	844	$0.82
Exercised	--	--
Expired	--	--
Forfeited or cancelled	(425)	$ 0.93
Outstanding at end of period	10,629	$ 1.41	7.56	$1,860
Exercisable at end of period	7,329	$ 1.53	7.00	$905

The aggregate intrinsic value in the preceding tables represent the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on the last day of 2009. Intrinsic value is determined by calculating the difference between the value of our stock on the last day of the year and the exercise price, multiplied by the number of options.

The following table summarizes the fair value of options granted during the years ended December 31, 2009, 2008 and 2007 and for the period from August 8, 2002 (Inception) to December 31, 2009, respectively (in thousands, except per share amounts):

				Period from
				August 8,
				2002
				Inception) to
	Years ended December 31,			(December 31,
	2009	2008	2007	2009
Fair value of options granted	$417	$3,210	$1,228	$9,185
Fair value of options granted (per share)	$0.49	$0.67	$0.91	$0.86

The fair value of options granted is amortized over the requisite service period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton formula with the following weighted average assumptions:

	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Range of risk free interest rates	1.65% – 2.51%	1.37% – 3.25%	3.84% – 4.85%
Dividend yield	0%	0%	0%
Expected volatility	72% – 74%	69% – 75%	63% – 71%
Expected life of options (in years)	5	5	5
Forfeitures	0%	0%	0%

Expected volatility and expected life for the years ended December 31, 2009, 2008 and 2007 were estimated based upon historical activity, when available, and our benchmark analysis of selected companies. The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant. We currently estimate that all of our outstanding options will vest.

Restricted Common Stock Grants

We have also issued shares of restricted Common Stock to selected employees, non-employee directors and key advisors. During the three-year period ended December 31, 2009, there were no grants of restricted stock. As of December 31, 2009, there was no recognized or unrecognized compensation cost related to non-vested restricted stock grants. The restriction period for restricted stock awards was for a four year vesting period, commencing from the grant date.

Since inception, August 8, 2002, we granted 1,464,000 restricted stock units, of which 12,000 vested in 2007 and 85,000 were forfeited prior to 2007. No restricted units vested during 2008 or 2009. The total grant date fair value of these restricted stock awards was $34,000. All restricted shares awarded have grant date fair values of $0.025 per share.

Common Stock Grants

We also issued Common Stock grants to selected employees, non-employee directors and key advisors. For the period from August 8, 2002 (Inception) to December 31, 2009, we issued Common Stock grants of 1,244,000 shares. The total grant date fair value of these common stock grants and expense recognized for the period from August 8, 2002 (inception) to December 31, 2009 was $834,000. We did not grant or recognize any expense related to these awards for the three year period ended December 31, 2009.

Additionally, during January 2008, and December, 2007, in connection with agreements with certain terminated employees, we granted 50,000 and 25,000 shares, respectively, of Common Stock as a one-time termination benefit to certain employees. These shares were issued ratably over the first five-months following the grant date. During 2007, we also issued 12,500 shares to UMass in connection with our license agreement. We recognized $0, $26,000 and $70,000, for the years ended December 31, 2009, 2008, and 2007, respectively, and $96,000 for the period from August 8, 2002 (inception) to December 31, 2009, in equity based compensation costs associated with these shares, which is included in research and development costs on our Consolidated Statements of Operations.

Equity Line of Credit

In May 2009, we signed an Investment Agreement with Dutchess Equity Fund, LP (“Dutchess”) which allows us to put shares of our common stock at an aggregate value of up to $10,000,000, but not to exceed 12,000,000 shares, to Dutchess, subject to the terms and conditions of the agreement. The purchase price will be determined on a volume-weighted average price calculated in accordance with the terms of the agreement. As of December 31, 2009, we have not put any shares of our common stock to Dutchess under this Investment Agreement.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating Lease

In June 2006, we entered into an operating lease agreement for 24,223 square feet of combined office and laboratory space located in Radnor, Pennsylvania. The initial term of the lease is 12 years. Payments under the lease commenced on December 1, 2006. Our annual future minimum lease payments under this non-cancelable operating lease are as follows (in thousands):

Operating Leases
2010	$589
2011	667
2012	686
2013	705
2014	724
Thereafter	2,887
Total minimum lease payments	$6,258

Prior to the commencement of our current operating lease for our Radnor Facility, we leased approximately 3,500 square feet of combined office and laboratory space on a month-to-month basis in Philadelphia, Pennsylvania. Rent expense was $598,000 for each of the three years ended December 31, 2009, and $2,475,000 for the period from August 8, 2002 (Inception) to December 31, 2009.

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

University of Massachusetts. In January 2004, we entered into a five-year sponsored research agreement with UMass. Under the terms of this agreement, we have the exclusive option to license any intellectual property that may be generated by Dr. Gregory Tew pursuant to research sponsored under the agreement. We may exercise this option by issuing 7,500 shares of our Common Stock to UMass for each $100,000 of research conducted by Dr. Tew. If we exercise this option, we are also required to reimburse UMass for direct patent costs incurred by it for the patents licensed by us. During 2007, we issued 12,500 shares to UMass in connection with this agreement. We sponsored $0, $36,000 and $107,000 of Dr. Tew’s research for 2009, 2008 and 2007, respectively.

Other

Agreements with Employees. We have entered into employment agreements with various executives. These agreements provide for severance arrangements and accelerated vesting of equity compensation awards in the event that the executive is terminated by us other than for cause or disability or if the executive resigns for good reason.

Credit Line. In April 2006, we entered into a line of credit agreement with a financial institution. This line of credit provides for monthly interest-only payments at a variable per annum rate of 3% plus the 30-day LIBOR rate. The amount available under this line of credit ranges from 85% to 92% of cash and investments pledged as collateral, based upon the amount and security type. There is currently no outstanding balance on this line of credit. In June 2006, we entered into a letter of credit agreement with the same financial institution to secure our payment obligations under our facility operating lease. This letter of credit is for $1,400,000, expires on December 1, 2010 and is secured by our credit line.

NOTE 8 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth certain unaudited financial information for each of the quarters in the years ended December 31, 2009 and 2008. This unaudited quarterly information has been prepared on the same basis as the audited financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the audited financial statements and notes. We believe that quarter-to-quarter comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance (in thousands, except per share amounts).

	Q1	Q2	Q3	Q4		Year
2009:
Grant and research revenues	$6	$138	$447	$457		$1,048
Operating expenses	2,952	3,064	3,730	3,185	*	12,931
Net loss	(2,920)	(2,914)	(3,278)	(2,717	)*	(11,829)
Net loss per common share - basic and diluted	$(0.05)	$(0.05)	$(0.05)	$(.04)		$(0.19)
2008:
Grant and research revenues	$991	$18	$39	$18		$1,066
Operating expenses	3,881	2,950	3,055	2,390	**	12,276
Net loss	(2,823)	(2,904)	(2,955)	(2,304	)**	(10,986)
Net loss per common share - basic and diluted	$(0.09)	$(0.09)	$(0.06)	$(0.15)		$(0.40)

*includes adjustment of $355,000, which resulted from our increased estimated bonus accrual

**includes adjustment of $439,000, which resulted from our reduced estimated bonus accrual

EXHIBIT INDEX
Exhibit No.	Description of Exhibit
2.1

Agreement and Plan of Merger and Reorganization, dated October 6, 2005, among the Registrant, PolyMedix Merger Sub, Inc., PolyMedix Pharmaceuticals, Inc. and those stockholders of Registrant identified on Exhibit A thereto.(1)

3.1	Amended and Restated Certificate of Incorporation of Registrant.(1)
3.2	Amendment to the Amended and Restated Certificate of Incorporation of Registrant.(1)
3.3	Amended and Restated By-Laws of Registrant.(1)
3.4	Amendment to Amended and Restated By-Laws of Registrant.(1)
3.5	Amendment to the Amended and Restated Certificate of Incorporation of Registrant, as amended.(2)
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant, as amended. (3)
3.7	Certificate of Designation, Preferences and Rights of Series C Preferred Stock. (4)
4.1	Form of common stock Purchase Warrant issued to Fordham Financial Management, Inc. on November 8, 2005, December 8, 2005, January 10, 2006 and February 15, 2006.(1)
4.2	Form of common stock Purchase Warrant. (5)
4.3	Form of Registration Rights Substitution Agreement.(6)
4.4	Form of Amendment No. 1 to Registration Rights Substitution Agreement.(7)
4.5	Form of Amendment No. 2 to Registration Rights Substitution Agreement.(7)
4.6	Form of Series A Warrant Agreement (including Series A Warrant certificate).(8)
4.7	Form of Placement Agent Warrant.(8)
4.8	Form of Securities Purchase Agreement as executed by the Registrant and the Investors. (9)
4.9	Form of Series B Warrant to Purchase Capital Stock. (9)
4.10	Rights Agreement, by and between PolyMedix, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, including exhibits thereto, dated as of May 12, 2009.(4)
4.11	Form of Purchase Agreement in connection with the November 2009 offering.(10)
4.12	Form of Series C Warrant to Purchase Common Stock issued in connection with the November 2009 offering.(10)
4.13	Form of Placement Agent Warrant issued in connection with the November 2009 offering.(1)
10.1	Patent License Agreement, dated January 3, 2003, between the Registrant and the University of Pennsylvania.(1)
10.2	Letter Agreement, dated December 23, 2003, amending the Patent License Agreement, dated January 3, 2003, between the Registrant and the University of Pennsylvania.(1)
10.3	Software License Agreement, dated May 30, 2003, between the Registrant and the University of Pennsylvania.(1)
10.4	Exclusive License Agreement, dated January 2, 2005, between the Registrant and the University of Massachusetts.(1)
10.5**	Employment Agreement, dated July 30, 2002, between Nicholas Landekic and the Registrant.(1)
10.6**	Employment Agreement, dated December 5, 2005, between Edward Smith and the Registrant.(1)
10.7**	Employment Agreement, dated March 28, 2003, between Richard Scott, Ph.D. and the Registrant.(1)
10.8	Letter Agreement, dated February 25, 2004, between Dr. William DeGrado and the Registrant.(1)

10.9	Lab/Office Space License Agreement for 3701 Market Street, dated February 22, 2006, between the Registrant and the University City Science Center.(1)
10.10	Pennsylvania Full-Service Lease Agreement for 170 N. Radnor-Chester Road; Suite 300, Radnor, PA 19087, dated May 26, 2006, between the Registrant and the Radnor Properties — SDC, L.P.(11)
10.11**	Amended and Restated 2005 Omnibus Equity Compensation Plan of the Registrant.(12)
10.12**	2002 Equity Compensation Plan of the Registrant.(13)
10.13**	Form of Incentive Stock Option Agreement.(1)
10.14**	Form of Nonqualified Stock Option Agreement.(1)
10.15	Sponsored Research Agreement, dated January 5, 2004, between the Registrant and the University of Massachusetts.(14)
10.16	Merrill Lynch Loan Management Account Agreement, dated April 13, 2006, between the Registrant and Merrill Lynch Bank USA.(11)
10.17**	Employment Agreement, dated October 19, 2006, between R. Eric McAllister and the Registrant.(14)
10.18**	Offer Letter to Bozena Korczak, Ph.D.(15)
10.19	Form of Amended and Restated Co-Placement Agent Agreement by and among the Registrant, Carter Securities, LLC and Fordham Financial Management, Inc. (9)
10.20**	Offer Letter to J. Gregory Ford.(16)
10.21	Investment Agreement by and between PolyMedix, Inc. and Dutchess Equity Fund, LP dated May 20, 2009.(17)
10.22	Registration Rights Agreement by and between PolyMedix, Inc. and Dutchess Equity Fund, LP dated May 20, 2009.(17)
10.23	Amendment No. 1 to Investment Agreement dated July 8, 2009, between the Registrant and Dutchess Equity Fund, LP.(18)
21	List of Subsidiaries(14)
23.1*	Consent of Deloitte & Touche LLP
24*	Power of Attorney (Included on signature page)
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(4) Filed as an Exhibit to the Current Report on Form 8-K filed on May 14, 2009 and incorporated herein by reference.
(5) Filed as an Exhibit to Amendment No. 5 to the Registration Statement on Form SB-2 (File No. 333-146180) on November 30, 2007 and incorporated herein by reference.
(6) Filed as an Exhibit to the Registration Statement on Form SB-2 (File No. 333-146180) on September 19, 2007 and incorporated herein by reference.(7) Filed as an Exhibit to Amendment No. 2 to the Registration Statement on Form SB-2 (File No. 333-146180) on October 16, 2007 and incorporated herein by reference.
(8) Filed as an Exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-151084) on June 27, 2008 and incorporated herein by reference.
(9) Filed as an Exhibit to the Current Report on Form 8-K filed on September 24, 2008 and incorporated herein by reference.
(10) Filed as an Exhibit to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-160833 ) on November 6, 2009 and incorporated herein by reference.
(11) Filed as an Exhibit to Amendment No. 2 to the Registration Statement on Form 10-SB/A (File No. 000-51895) filed on June 19, 2006 and incorporated herein by reference.
(12) Filed as Appendix A to the Registrant’s Definitive Proxy Statement filed on May 15, 2009 and incorporated herein by reference.
(13) Filed as an Exhibit to the Registration Statement on Form S-8 (File No. 333-139686) filed on December 26, 2006 and incorporated herein by reference.
(14) Filed as an Exhibit to the Annual Report on Form 10-KSB filed on March 19, 2007 and incorporated herein by reference.
(15) Filed as an Exhibit to the Current Report on Form 8-K filed on November 16, 2007 and incorporated herein by reference.

(16) Filed as an Exhibit to the Current Report on Form 8-K filed on December 4, 2008 and incorporated herein by reference.
(17) Filed as an Exhibit to the Current Report on Form 8-K filed on May 22, 2009 and incorporated herein by reference.
(18) Filed as an Exhibit to the Registration Statement on Form S-1 (File No. 333-160470 ) on July 8, 2009 and incorporated herein by reference.