Form 10-Q
period 2010-03-31
POLYMEDIX, INC
filed 2010-05-10
CIK 1341843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of May 6, 2010 the issuer had 80,999,610 shares of issued and outstanding common stock, par value $0.001 per share.

POLYMEDIX, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	Page

CONDENSED CONSOLIDATED BALANCE SHEETS – as of March 31, 2010 and December 31, 2009	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – for the Three-Months Ended March 31, 2010 and 2009 and for the Period from August 8, 2002 (Inception) to March 31, 2010	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – for the Three-Months Ended March 31, 2010 and 2009 and for the Period from August 8, 2002 (Inception) to March 31, 2010	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1A. Risk Factors	16

Item 6. Exhibits	30

SIGNATURES	31

EXHIBITS INDEX	32

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PolyMedix, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$ 29,163	$ 23,974
Short-term investments	1,900	-
Prepaid expenses and other current assets	228	258
Grant and contract receivable	701	778
Total current assets	31,992	25,010

Property and Equipment:
Computers	214	214
Office furniture and lab equipment	725	725
Accumulated depreciation	(604)	(557)
Total property and equipment	335	382

Debt issue costs, less current portion	94	-

TOTAL ASSETS	$ 32,421	$ 25,392

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 1,438	$ 892
Accrued expenses	846	1,254
Current portion of long-term debt	654	-
Total current liabilities	2,938	2,146

Long-term debt, less current portion	8,920	-
Deferred rent	931	927
Total liabilities	12,789	3,073

Commitments and contingencies	-	-

Stockholders' Equity:
Preferred Stock ($0.001 par value; 10,000 shares authorized; 0 issued and outstanding at March 31, 2010 and December 31, 2009)	-	-
Common Stock ($0.001 par value; 250,000 shares authorized; 81,000 issued and outstanding at March 31, 2010 and December 31, 2009)	81	81
Additional paid-in capital	71,763	70,926
Deficit accumulated during the development stage	(52,212)	(48,688)
Unrealized gain on available for sale securities	-	-
Total stockholders' equity	19,632	22,319

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 32,421	$ 25,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three-Months Ended March 31,		For the period August 8, 2002 (Inception) to March 31,
	2010	2009	2010
Revenues:
Grant and contract revenues	$ 560	$ 6	$ 5,121
Total revenues	560	6	5,121

Operating Expenses:
Research and development	2,810	1,675	34,775
General and administrative	1,281	1,277	24,112
Total operating expenses	4,091	2,952	58,887

Other Income:
Interest income and other expenses	7	26	1,554
Total other income	7	26	1,554

Net loss	$ (3,524)	$ (2,920)	$ (52,212)

Beneficial conversion feature on Series 2008 preferred stock, conversion inducement and dividends on Series 1 preferred stock	-	-	(11,118)

Net loss attributable to common stockholders	$ (3,524)	$ (2,920)	$ (63,330)

Net loss per common share - basic and diluted	$ (0.04)	$ (0.05)

Weighted average common shares outstanding - basic and diluted	81,000	59,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(unaudited) (in thousands)

	Three-Months Ended March 31,		For the period August 8, 2002 (Inception) to
	2010	2009	March 31, 2010
Cash Flows from Operating Activities:
Net loss	$ (3,524)	$ (2,920)	$ (52,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	47	53	775
Accretion of discount on investment securities	-	(13)	(459)
Stock-based compensation	422	449	8,052
(Increase) decrease in prepaid expenses and other current assets	145	(28)	(891)
Increase (decrease) in accounts payable, accrued expenses and deferred rent	201	(183)	3,186
Loss on disposal of fixed assets	-	-	23
Net cash used in operating activities	(2,709)	(2,642)	(41,526)

Cash Flows from Investing Activities:
Cash paid for property and equipment	-	(15)	(789)
Purchases of investments	(1,900)	(1,898)	(35,941)
Proceeds from maturities of investments	-	7,900	34,501
Net cash provided by (used in) investing activities	(1,900)	5,987	(2,229)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, net of financing costs	(80)	(36)	62,473
Proceeds from warrant and stock option exercises	-	-	898
Principal payments on capital lease obligations	-	(36)	(331)
Proceeds from issuance of debt, net of issue costs	9,878	-	9,878
Net cash provided by (used in) financing activities	9,798	(72)	72,918

Net increase in cash and cash equivalents	5,189	3,273	29,163

Cash and cash equivalents - beginning of period	23,974	7,206	-

Cash and cash equivalents - end of period	$ 29,163	$ 10,479	$ 29,163

Non-Cash Investing Activities:
Capital expenditures acquired on account	$ -	$ -	$ 15

Non-Cash Financing Activities:
Conversion inducement and dividends on Series 1 Preferred Stock and Beneficial conversion feature on Series 2008 Preferred Stock	$ -	$ -	$ 11,118
Warrants issued to placement agent	$ -	$ -	$ 3,059
Accrued financing costs	$ 5	$ 15	$ 5
Accrued debt issue costs	$ 10	$ -	$ 10

The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.

(A Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

In these condensed consolidated financial statements, “PolyMedix,” “we,” “us” and “our” refer to PolyMedix, Inc. and its wholly owned subsidiary PolyMedix Pharmaceuticals, Inc., and "Common Stock" refers to the common stock, par value $0.001 per share of PolyMedix, Inc.

1 – Organization and Business Activities

We are a development stage biotechnology company focused on developing treatments for life threatening acute cardiovascular disorders and infectious diseases with synthetic small molecule compounds that mimic the activity of large natural protein molecules, compounds referred to as biomimetics. Using our proprietary computational drug design technology, we have created novel heparin antagonist compounds and defensin mimetic antibiotic compounds and other drug compounds intended for human therapeutic use. Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing and human clinical trials of our product candidates, exploring marketing channels and recruiting personnel.

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through March 31, 2010 was $52,212,000, and we expect to continue to incur substantial losses in future periods.   None of our product candidates have received regulatory approval for commercial sale and our product candidates may never be commercialized.  In addition, all of our product candidates are in the early stages of development and several programs are on hold pending additional financing.  The progress and results of our current and any future clinical trials or future pre‑clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected. Our development programs require a significant amount of cash to support the development of product candidates.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors. We believe that our current cash and investment balances as of the date of this filing will be sufficient to fund the continued clinical development of our two lead drug candidates, PMX-60056 and PMX-30063, into Phase 2 clinical trials. Additionally, we believe our current cash and investment balances as of the date of this filing are sufficient to fund our operations for at least the next 12 months.  Our ability to advance the clinical development of our drug candidates and ultimately seek regulatory approval depends upon our ability to meet the regulatory requirements of the United States Food and Drug Administration (FDA) and other regulatory authorities on an ongoing basis, many of which develop and change over time.  Any changes in regulatory requirements, particularly those of the FDA relating to antibiotic product candidates and, more specifically, those intended for use in acute bacterial skin and skin structure infections (ABSSSI), may have significant impacts on the timing and cost of continued clinical trials for PMX-30063, and our ability to complete such trials, if at all.

In March 2010, we closed a debt financing for gross proceeds of $10,000,000, and in November 2009, we closed an equity financing for gross proceeds of $20,700,000.  Proceeds from these financing activities will be used to fund our ongoing clinical development of PMX-60056 and PMX-30063 and for general corporate purposes.  We may seek additional funds through equity or debt financing, among other sources, or through government grants and contracts. However, we may not be able to obtain additional funding on favorable terms, if at all. If we are unable to secure adequate additional funding in the future, we will delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business may be materially and adversely affected.

Interim Financial Information

The condensed consolidated financial statements include the accounts of PolyMedix, Inc. and its wholly-owned subsidiary, PolyMedix Pharmaceuticals, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.  The information as of March 31, 2010, and for the periods ended March 31, 2010 and 2009, and the period from August 8, 2002 (Inception) to March 31, 2010 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to state fairly the financial information set forth in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 12, 2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the value of our common stock, preferred stock, stock options, warrants, and debt.

2 – Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) relating to fair value disclosures, to add new requirements for disclosures about transfers into and out of Levels 1 and 2, and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The guidance in this ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In February 2010, the FASB issued an ASU which amends existing guidance regarding an entity’s requirement to perform and disclose subsequent events procedures.  The amendments add definitions for “SEC filer” and “revised financial statements,” and remove the requirement for SEC filers to disclose the date through which subsequent events have been evaluated, and clarify that an SEC filer is to evaluate subsequent events through the date the financial statements are issued.  The guidance in this ASU was effective immediately.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

3 – Comprehensive Loss

Comprehensive income consists of reported net loss and unrealized gains or losses on available for sale securities. The comprehensive loss for each of the periods presented approximates the net loss in the condensed consolidated statements of operations.

4 – Fair Value Measurements

The FASB has established a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value.  Classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2009, we did not have any assets or liabilities measured at fair value which were in the scope of this guidance.  The following tables provide financial and nonfinancial assets and liabilities carried at fair value measured on a recurring and nonrecurring basis as of March 31, 2010 (in thousands):

Fair Value Measurements at March 31, 2010
	March 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term investments	$ 1,900	$ 1,900	$ -	$ -

Our short-term investments consist of investment grade fixed income government securities with original maturities of greater than three months.  They are measured at fair value using prices quoted on active markets, and accordingly are classified within Level 1 of the valuation hierarchy.  See Note 5 for additional information.

5 – Short-Term Investments

Short-term investments consist of investment grade fixed income government securities with original maturities of greater than three months. All investments are classified as “available for sale”, and are considered current assets.  As of March 31, 2010, all short-term investments had maturities of less than one year.

We did not hold any short-term investments as of December 31, 2009.  The following summarizes the short-term investments as of March 31, 2010, which were invested solely in U.S. government obligations (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010	$ 1,900	$ -	$ - (5) (5)	$ 1,900

6 –Debt

On March 31, 2010, we entered into a Loan and Security Agreement (“LSA”) with Hercules Technology II, L.P. (“HTGC”) whereby we borrowed $10,000,000.  This loan bears an interest rate at the greater of 12.35%, or the Federal Reserve Prime Rate plus 7.10%, capped at 14%, and has a term of 42 months with interest-only payments for the first nine months.  In connection with this loan, we also issued to HTGC a detachable warrant to purchase 627,586 shares of our common stock which expires on March 30, 2015 (see Note 8 for additional information on the warrant).  The following table summarizes our debt included in our unaudited condensed consolidated balance sheet as of March 31, 2010 (in thousands):

	Principal	Unamortized Discount
Current portion	$ 776	$ 122
Long-term portion	9,224	304
Total	$ 10,000	$ 426

We allocated the $10,000,000 of proceeds received to both the debt and the detachable warrant based on the relative fair value of the debt instrument without the warrant and the warrant itself.  The relative fair value at the time of issuance was $9,574,000 and $426,000 for the debt and warrant, respectively.  The portion allocated to the warrant was recorded in Additional Paid-in Capital, and will be amortized to interest expense as a discount to the principal balance of the debt.  As of March 31, 2010, we have not repaid any portion of the principal balance, and we have neither paid nor accrued any interest expense.  There are no financial covenants associated with this debt.  As of March 31, 2010, we were in compliance with all standard nonfinancial covenants.

We incurred $132,000 in debt issue costs in connection with securing the LSA, which we have recorded as an asset to be amortized over the life of the loan.

7 – Stock-Based Compensation

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

	Three-Months Ended March 31,		Period from August 8, 2002 (Inception) to
	2010	2009	March 31, 2010
Research and Development	$ 204	$ 164	$ 2,709
General and administrative	218	285	5,343
Total stock-based compensation expense	$ 422	$ 449	$ 8,052

During the three-months ended March 31, 2010, stock options to purchase 3,578,000 shares of common stock were awarded to employees at a combined grant date fair value of $2,275,000.  There have been no significant changes to the assumptions used to calculate fair value from those which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. As of March 31, 2010, there were 14,207,000 shares of common stock issuable upon exercise of outstanding stock options and 12,387,000 shares of common stock available for issuance of future equity compensation awards in connection with our equity compensation plans.  As of March 31, 2010, there was $3,913,000 of total unrecognized compensation cost related to non-vested stock options, which will be amortized over the weighted average remaining service period of approximately 1.22 years.

8 – Stockholders’ Equity

Common Stock

We are authorized to issue 250,000,000 shares of common stock, with a par value of $0.001, of which 80,999,610 were issued and outstanding at both March 31, 2010 and December 31, 2009.

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.001, of which no shares were issued and outstanding at March 31, 2010 and December 31, 2009, respectively.

Warrants

We presently have the following warrants outstanding to purchase shares of our common stock:

Warrant Series	Number of Warrants Outstanding	Exercise Price	Expiration Date
2005/2006*	4,372,000	$1.16	November 2010
2007	2,489,000	$1.10	December 2012
Series A	22,285,000	$1.00	July 2013
Series B	6,368,000	$1.00	September 2013
Series C	6,417,000	$1.25	November 2014
HTGC	628,000	$1.16	March 2015
Total	42,559,000

* These warrants contain certain weighted average anti-dilution protection if we issue certain securities at a price per share less than $1.16 per share.

In March 2010, we issued to HTGC a warrant to purchase 627,586 shares of our common stock in connection with the signing of a LSA with HTGC (included in table above).  The fair value of this warrant at the time of issuance was $445,000, which was estimated using the Black-Scholes-Merton formula with the following assumptions: no dividends; risk-free interest rate of 2.55%; estimated life of five years and volatility of 72%.  This warrant expires on March 30, 2015.  As discussed in Note 6, this value was used to determine the relative fair value of the warrants of $426,000, which was recorded to Additional Paid-In Capital.  There have been no significant changes to the assumptions used to calculate fair value from those which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Equity Line

We presently have an Investment Agreement (“Investment Agreement”) with Dutchess Opportunity Fund, II, L.P. (formerly known as Dutchess Equity Fund, L.P.) (“Dutchess”), pursuant to which Dutchess committed to purchase up to $10,000,000 (but not to exceed 12,000,000 shares) of the Company’s common stock, subject to the terms and conditions of the Investment Agreement.  As of March 31, 2010, we have not issued any shares pursuant to this Investment Agreement.  This Investment Agreement expires in July 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with “Risk Factors” included in our Annual Report on  Form 10-K filed with the SEC on March 12, 2010 and included in Item 1A of this Report on Form 10-Q, as well as our unaudited condensed consolidated financial statements included in this report on Form 10-Q. Some of the statements in the following discussion are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” contained in this report.

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

➢  the conditions in the capital markets and the biopharmaceutical industry that make raising capital or entering into strategic arrangements difficult and expensive;

➢  the timing of our product development and evaluation;

➢  the timing and magnitude of expenditures we may incur in connection with our ongoing research and development activities;

➢  the results of our preclinical and clinical trials, including regulatory approvals necessary for advancement and continuation of our development programs;

➢  the maintenance of our existing licenses with the University of Pennsylvania and the University of Massachusetts;

➢  the success, timing and financial consequences of our formation of new business relationships and alliances; and

➢  the timing and volume of sales of products for which we may obtain marketing approval.

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

General

We are a development stage biotechnology company focused on developing treatments for life threatening acute cardiovascular disorders and infectious diseases with synthetic small molecule compounds that mimic the activity of large natural protein molecules, compounds referred to as biomimetics. Using our proprietary computational drug design technology, we have created novel heparin antagonist compounds, defensin mimetic antibiotic compounds, and other drug compounds intended for human therapeutic use. Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing and human clinical trials of our product candidates, exploring marketing channels and recruiting personnel.

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through March 31, 2010 was $52,212,000, and we expect to continue to incur substantial losses in future periods.   None of our product candidates have received regulatory approval for commercial sale and our product candidates may never be commercialized.  In addition, all of our product candidates are in the early stages of development and several programs are on hold pending additional financing.  The progress and results of our current and any future clinical trials or future pre‑clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected. Our development programs require a significant amount of cash to support the development of product candidates.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors. We believe that our current cash and investment balances as of the date of this filing will be sufficient to fund the continued clinical development of our two lead drug candidates, PMX-60056 and PMX-30063, into Phase 2 clinical trials. Additionally, we believe our current cash and investment balances as of the date of this filing are sufficient to fund our operations for at least the next 12 months.  Our ability to advance the clinical development of our drug candidates and ultimately seek regulatory approval depends upon our ability to meet the regulatory requirements of the FDA and other regulatory authorities on an ongoing basis, many of which develop and change over time.  Any changes in regulatory requirements, particularly those of the FDA  relating to antibiotic product candidates and, more specifically, those intended for use in acute bacterial skin and skin structure infections (ABSSSI), may have significant impacts on the timing and cost of continued clinical trials for PMX-30063, and our ability to complete such trials, if at all.

In March 2010, we closed a debt financing for initial gross proceeds of $10,000,000, and in November 2009, we closed an equity financing for gross proceeds of $20,700,000.  Pursuant to our debt financing arrangement we closed in March 2010, we may also request an additional term loan advance of up to $4,000,000, subject to the satisfaction of certain customary closing conditions, at any time from and after the closing of one or more subsequent financings, including strategic partnerings, which result in aggregate proceeds of at least $14,000,000, until December 31, 2010 or we default under the LSA.  Proceeds from these financing activities will be used to fund our ongoing clinical development of PMX-60056 and PMX-30063 and for general corporate purposes.  We may seek additional funds through equity or debt financing, among other sources, or through government grants and contracts. However, we may not be able to obtain additional funding on favorable terms, if at all. If we are unable to secure adequate additional funding in the future, we will delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business may be materially and adversely affected.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations for the three-months ended March 31, 2010 and 2009, and financial condition as of March 31, 2010 and December 31, 2009.

Critical Accounting Policies and Practices

The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to adopt critical accounting policies and to make estimates and assumptions that affect the amounts reported in our Condensed Consolidated Financial Statements and accompanying notes. These critical accounting policies and estimates have been reviewed by our Audit Committee. The principal items in our Condensed Consolidated Financial Statements reflecting critical accounting policies or requiring significant estimates and judgments are as follows:

Stock-based compensation

Since inception, we have used the Black-Scholes-Merton formula to estimate the fair value of stock options and have elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula. The volatility and expected term assumptions have the most significant effect on the results obtained from the Black-Scholes-Merton formula. We have to date assumed that stock options have an expected life of five years, representing about half of their contractual life, and assumed Common Stock volatility of between 41% and 75%. Higher estimates of volatility and expected life of the option increase the value of an option and the resulting expense. Given the absence of an active market for our Common Stock in prior periods, the fair value of our Common Stock has periodically been estimated using several criteria, including progress and milestones achieved in our research activities along with the price per share of our preferred and Common Stock offerings.

Results of Operations

Grant and contract revenues were $560,000 and $6,000 for the three-month periods ended March 31, 2010 and 2009, respectively. The increase in grant and contract revenue for the three-month period ended March 31, 2010 was due to several new grants and contracts that commenced during the third quarter of 2009.

Research and development expenses were $2,810,000 and $1,675,000 for the three-month periods ended March 31, 2010 and 2009, respectively. The increase for the three-month period ended March 31, 2010 was due to the completion of Phase 1B clinical trial PMX-30063, drug manufacturing and other activities in preparation additional Phase 1 and Phase 2 clinical trials for PMX-60056 and PMX-30063, and increased costs associated with our research grants and contracts.

General and administrative expenses were $1,281,000 and $1,277,000 for the three-month periods ended March 31, 2010 and 2009, respectively.  General and administrative expenses remained relatively consistent with the same period a year ago.

Interest income and other expenses were $7,000 and $26,000 for the three-month periods ended March 31, 2010 and 2009, respectively. The decrease for the three months ending March 31, 2010 were mostly the result of lower interest rates resulting in less interest income.

Historical Cash Flows

Operating Activities. Cash used in operating activities during the three-month period ended March 31, 2010 was approximately $2,716,000, compared to approximately $2,642,000 for the three-month period ended March 31, 2009. The increase was primarily due to an increase in accounts payable, accrued expenses and deferred rent, and was partially offset by a decrease in prepaid expenses and other current assets.

Investing Activities. Cash provided by or used in investing activities primarily represents cash paid for the purchase, and proceeds received from the maturity of investments.  During the three-month periods ended March 31, 2010 and 2009, $1,900,000 and $1,898,000 was used to purchase investments, respectively.  During the three-month periods ended March 31, 2010 and 2009, $0 and $7,900,000 was received from the maturities of investments, respectively.

Financing Activities. To date, we have financed our operating and investing activities primarily from the proceeds from the sale of equity securities and issuance of debt. During the three-month period ended March 31, 2010, we received net proceeds of $9,878,000 from the issuance of debt, and paid $73,000 in financing costs associated with our November 2009 equity financing.  During the three-month period ended March 31, 2009, we paid $36,000 in financing costs associated with our September 2008 private placement of Series 2008 preferred stock units and paid $36,000 in principal associated with our capital leases.

Liquidity and Capital Resources

As of March 31, 2010 and December 31, 2009, we had cash and investment balances of approximately $31,063,000 and $23,974,000, respectively, and total liabilities of approximately $12,789,000 and $3,073,000, respectively.  The increase in our cash and investment balances was primarily attributable to proceeds received from our March 2010 debt financing, offset by cash used to fund our ongoing operations. The increase in our total liabilities was primarily attributable to our March 2010 debt financing.

We presently have an Investment Agreement (“Investment Agreement”) with Dutchess Opportunity Fund, II, L.P. (formerly known as Dutchess Equity Fund, L.P.) (“Dutchess”), pursuant to which Dutchess committed to purchase up to $10,000,000 (but not to exceed 12,000,000 shares) of the Company’s common stock, subject to the terms and conditions of the Investment Agreement.  As of March 31, 2010, we have not issued any shares pursuant to this Investment Agreement.  This Investment Agreement expires in July 2012.

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

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors. We believe that our current cash and investment balances as of the date of this filing will be sufficient to fund the continued clinical development of our two lead drug candidates, PMX-60056 and PMX-30063, into Phase 2 clinical trials. Additionally, we believe our current cash and investment balances as of the date of this filing are sufficient to fund our operations for at least the next 12 months.  Our ability to advance the clinical development of our drug candidates and ultimately seek regulatory approval depends upon our ability to meet the regulatory requirements of the FDA and other regulatory authorities on an ongoing basis, many of which develop and change over time.  Any changes in regulatory requirements, particularly those of the FDA relating to antibiotic product candidates and, more specifically, those intended for use in acute bacterial skin and skin structure infections (ABSSSI), may have significant impacts on the timing and cost of continued clinical trials for PMX-30063, and our ability to complete such trials, if at all.

In March 2010, we closed a debt financing for initial gross proceeds of $10,000,000, and in November 2009, we closed an equity financing for gross proceeds of $20,700,000.  Proceeds from these financing activities will be used to fund our ongoing clinical development of PMX-60056 and PMX-30063 and for general corporate purposes.  We may seek additional funds through equity or debt financing, among other sources, or through government grants and contracts. However, we may not be able to obtain additional funding on favorable terms, if at all. If we are unable to secure adequate additional funding in the future, we will delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business may be materially and adversely affected.

Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors, many of which we cannot control, including:

➢  success of our clinical trials for PMX-60056 and PMX-30063;

➢  continued progress of and increased spending related to our research and development activities, including our plan to hire additional research and development employees;

➢  the conditions in the capital markets and the biopharmaceutical industry that make raising capital or entering into strategic arrangements difficult and expensive;

➢  progress with preclinical experiments and clinical trials, including regulatory approvals necessary for advancement and continuation of our development programs;

➢  ongoing general and administrative expenses related to our being a reporting company;

➢  the cost, timing, and results of regulatory reviews and approvals;

➢  the maintenance of our existing licenses with Penn and UMass;

➢  the success, timing, and financial consequences of any future collaborative, licensing and other arrangements that we may establish;

➢  the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

➢  the costs of commercializing any of our other product candidates;

➢  technological and market developments;

➢  the cost of manufacturing development; and

➢  timing and volume of sales of products for which we obtain marketing approval.

We are subject to many risks associated with development-stage businesses, including the above-discussed risks associated with the ability to raise capital. Please see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q for more information regarding risks associated with our business.

Recent Developments

Clinical Development:

In March 2010, we successfully completed a Phase 1B clinical study with our novel defensin-mimetic antibiotic, PMX-30063. The data from the study demonstrate that administration of multiple doses of PMX-30063 are safe and well-tolerated at dose levels which showed ex vivo bactericidal activity in blood samples drawn from subjects in the study. PMX-30063, a small-molecule mimetic of host defense proteins, has a novel mechanism of action distinct from other antibiotics, direct lysis of bacterial cell membranes, which is believed to make bacterial resistance unlikely to develop.  We are planning to initiate a Phase 2 clinical trial in North America with PMX-30063 in patients with Staph infections in the second or third quarter of 2010.  Our ability to advance the clinical development of our drug candidates and ultimately seek regulatory approval depends upon our ability to meet the regulatory requirements of the FDA and other regulatory authorities on an ongoing basis, many of which develop and change over time.  Any changes in regulatory requirements, particularly those of the FDA relating to antibiotic product candidates and, more specifically, those intended for use in acute bacterial skin and skin structure infections (ABSSSI), may have significant impacts on the timing and cost of continued clinical trials for PMX-30063, and our ability to complete such trials, if at all.  We plan to file both a Canadian Clinical Trial Application (or “CTA”) and an United States Investigational New Drug Application (or “IND”) for future PMX-30063 clinical studies.  Our clinical studies to date have been and in the future will continue to be conducted in accordance with United States standards and we plan to ultimately seek regulatory approval in the United States.

In March 2010, we initiated a Phase 1B/2 clinical study to evaluate the safety and efficacy of PMX-60056 in reversing the anticoagulant activity of low molecular weight heparin (LMWH).   In April 2010, we initiated a Phase 1B/2 dose-ranging clinical study evaluating heparin reversal with PMX-60056.  The study is designed to demonstrate the potential safety and efficacy of PMX-60056 in reversing varying heparin levels, including the highest levels commonly used in surgical settings.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” as defined in applicable SEC regulations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have evaluated the information required under this item that was disclosed in our 2009 Annual Report on Form 10-K and believe there have been no significant changes to this information.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Risks Related to Our Business

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future.

We are a development stage company with a limited operating history.  As of March 31, 2010, we had an accumulated deficit of approximately $52,212,000.  We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the next several years.  These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital.

Because of the numerous risks and uncertainties associated with developing new drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.  Currently, we have no products available for commercial sale, and, to date, we have not generated any product revenue.  We have financed our operations and internal growth primarily through the sale of equity securities and more recently, debt.  We have devoted substantially all of our efforts to research and development, including cGMP manufacturing and cGLP compliant toxicology, safety pharmacology, genotoxicity studies and clinical studies for our lead clinical product candidates.

If we are unable to meet our needs for additional funding in the future, we will be required to limit, scale back or cease operations.

We do not currently have the funding resources necessary to carry out all of our proposed operating activities.  We estimate that it will cost $65 to $85 million in research, drug development and clinical development costs over 30 - 42 months to file an NDA for PMX-60056, and a like amount for PMX-30063, in each case assuming adequate and timely financing. We will need to obtain additional financing in the future in order to fully fund these product candidates through the regulatory approval process. Costs of our proposed activities unrelated to our two lead product candidates would be in addition to these estimates.

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

➢  success of our clinical trials for PMX-60056 and PMX-30063;

➢  continued progress of and increased spending related to our research and development activities, including our plan to hire additional research and development employees;

➢  the conditions in the capital markets and the biopharmaceutical industry that make raising capital or entering into strategic arrangements difficult and expensive;

➢  progress with preclinical experiments and clinical trials, including regulatory approvals necessary for advancement and continuation of our development programs;

➢  changes in regulatory requirements and guidance of the FDA and other regulatory authorities, particularly relating to antibiotic product candidates, which may require additional clinical trials to evaluate safety and/or efficacy, and thus have significant impacts on our timelines, cost projections, and financial requirements;

➢  ongoing general and administrative expenses related to our being a reporting company;

➢  the cost, timing, and results of regulatory reviews and approvals;

➢  the maintenance of our existing licenses with the Penn and UMass;

➢  the success, timing, and financial consequences of any future collaborative, licensing and other arrangements that we may establish;

➢  the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

➢  the costs of commercializing any of our other product candidates;

➢  technological and market developments;

➢  the cost of manufacturing development; and

➢  timing and volume of sales of products for which we obtain marketing approval.

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

We have a Loan and Security Agreement with Hercules Technology II, L.P., who is a secured creditor of ours and has certain remedies available to it in the event we default on our loan.

If we become unable to make our principal and interest payments to Hercules on a timely basis, fail to uphold any of the covenants set forth in the loan and security agreement, experience a material adverse effect, or experience any other event of default under the loan and security agreement, we will be in default of our loan obligations.  We have granted Hercules a security interest in our personal property other than intellectual property.  Hercules, as a secured creditor, has certain remedies available to it in the event of our default which could result in the acceleration of any of our obligations under the agreement, our inability to request further advances, and seizure of some or all of our assets to satisfy our loan obligations.

We may not be able to access sufficient funds under our Equity Line with Dutchess Opportunity Fund, II, L.P. when needed.

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

We face the risks of failure inherent in developing drugs based on new technologies and particularly those with novel mechanisms of action. Product candidates with novel mechanisms of action may receive increased scrutiny by the FDA and other regulatory bodies due to the greater uncertainty and questions regarding potential novel toxicities, which could result in requirements for additional safety and other studies, which, if required, would increase the time and cost of development. None of our product candidates have received regulatory approval for commercial sale and our product candidates may never be commercialized. In addition, all of our product candidates are in the early stages of development and all of our programs except for our two lead product candidates are on hold until we are able to obtain and allocate sufficient resources, including financing. The progress and results of any ongoing or future clinical trials or future pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected. Our product candidates are not expected to be commercially available for several years, if at all.

Our development programs require a significant amount of cash to support the development of product candidates. We estimate that it will cost $65 to $85 million in research, drug development and clinical development costs over 30-42 months to file an NDA for PMX-60056, and a like amount for PMX-30063, in each case assuming adequate and timely financing. We will need to obtain additional financing in the future. We may not be able to obtain such additional financing on terms acceptable to us or at all.

In addition, a number of potential drugs, including drugs intended to be utilized for similar indications as our product candidates, have shown promising results in early studies, but failed in subsequent clinical trials and/or failed to obtain necessary regulatory approvals. Data obtained from such studies are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Regulatory authorities may refuse or delay approval as a result of many other factors, including changes in regulatory policy during the period of product development.  In particular, regulatory requirements and guidance of the FDA relating to antibiotic candidates, such as PMX-30063, appear to be changing, as evidenced by several antibiotic product candidates of other companies having recently been delayed, put on hold, and/or discontinued.

We understand that the FDA may be revising certain of its standards for clinical trial conduct, evaluation, clinical endpoints, and regulatory approval for antibiotic product candidates intended for use in acute bacterial skin and skin structure infections (ABSSSI), which has been the intended first clinical indication for PMX-30063. As a result, the development of PMX-30063 may be substantially delayed and, as has been the case recently with other antibiotic drug candidates, could require significant additional clinical trials to evaluate safety and/or efficacy. Furthermore, there has not been a new product candidate for heparin reversal considered by the FDA in recent years, and there has never to date been a product candidate for reversal of LMWH considered by the FDA.  As a result, our present plans for clinical development, including the cost and timing for development of our product candidates, may ultimately be substantially different than our present expectations, and there is no way of predicting what impacts on our timelines, cost projections, and clinical trials requirements may result from these changes in policy, requirements, standards, and guidance of the FDA and other regulatory authorities.

Completion of clinical trials may take many years. The length of time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. The FDA and/or other foreign regulatory authorities monitor the progress of each phase of testing, and may require the modification, suspension, or termination of a trial if it is determined to present excessive risks to patients. The clinical trial process may also be accompanied by substantial delay and expense and the data generated in these studies ultimately may not be sufficient for marketing approval by the FDA and/or other foreign regulatory authorities. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:

➢  our inability to manufacture sufficient quantities of materials for use in clinical trials;

➢  variability in the number and types of patients available for each study;

➢  difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

➢  unforeseen safety issues or side effects;

➢  poor or unanticipated effectiveness of products during the clinical trials;

➢  government or regulatory delays; and/or

➢  changes in regulatory requirements and guidance of the FDA and other regulatory authorities, particularly relating to antibiotic product candidates, which may require additional clinical trials to evaluate safety and/or efficacy, and thus have significant impacts on our timelines, cost projections, and financial requirements.

Notwithstanding the submission of any requested additional information, the FDA and/or other foreign regulatory authorities ultimately may decide that the application does not satisfy the regulatory criteria for approval and refuse to approve the application.  Furthermore, the FDA and/or other foreign regulatory authorities may prevent us from marketing a product candidate under a label for its desired indications or place other conditions, including restrictive labeling, on distribution as a condition of any approvals, which may impair commercialization of the product.

We are a development stage company, which makes it difficult to evaluate our existing business and business prospects and increases the risk that the value of any investment in our company may decline.

We are a development stage company and to date, our only revenues have been from research grants and contracts.  We will not be able to generate revenue from product sales or royalties unless and until we receive regulatory approval and begin commercialization of our product candidates or otherwise out license our compounds.  We are not certain of when, if ever, that will occur.  Although we intend to introduce new products, we may not do so.  Because the market for our products is relatively new, uncertain and evolving, and because we are a development stage company, it is difficult to assess or predict the growth rate, if any, and the size of this market.  We may not develop additional products, a market for our products may not develop, and/or our products may not achieve market acceptance.

If our product candidates are not demonstrated to be sufficiently safe and effective in clinical trials, they will not receive regulatory approval and we will be unable to commercialize them and our business and results of operations will suffer.

Our product candidates must satisfy rigorous standards of safety and efficacy before they can be approved by the FDA and/or other foreign regulatory authorities for commercial use.  The FDA and foreign regulatory authorities have full discretion over this approval process.  We will need to conduct significant additional research, involving testing in animals and in humans, before we can file applications for product approval.  Typically, in the pharmaceutical industry there is a high rate of attrition for product candidates in pre‑clinical testing and clinical trials.  Also, satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources.  Success in pre‑clinical testing and early clinical trials does not ensure that later clinical trials will be successful.  For example, a number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials and in interim analyses.  In addition, delays or rejections may be encountered based upon additional government regulation, including any changes in regulatory policy, during the process of product development, clinical trials and regulatory approvals.

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

Our product candidates may not be commercially successful because physicians, government agencies and other third party payors may not accept them.  Third parties may develop superior products or have proprietary rights that preclude us from marketing our products.  We also expect that most of our product candidates will be very expensive, if approved.  If we do obtain regulatory approval for any of our product candidates, we will need to achieve patient acceptance and demand in order to be commercially successful.  Patient acceptance of and demand for any product candidates will depend upon many factors, including but not limited to, the extent, if any, of reimbursement of drug and treatment costs by government agencies and other third party payers, pricing, the safety and effectiveness of alternative products, and the prevalence and severity of side effects associated with our products.  If we do not achieve product acceptance and sufficient demand, we will not be able to sell our products and our operating results and financial condition will be materially adversely affected.

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

If our current and future licensing, manufacturing and supply strategies are unsuccessful, then we may be unable to complete any future preclinical or clinical trials and/or commercialize our product candidates in a timely manner, if at all.  Completion of any potential future pre‑clinical or clinical trials and/or commercialization of our product candidates will require access to, or development of, facilities to manufacture a sufficient supply of our product candidates, or the ability to license them to other companies to perform these functions.  We do not have the resources, facilities or experience to manufacture our product candidates on our own and do not intend to develop or acquire facilities for the manufacture of product candidates for pre‑clinical trials, clinical trials or commercial purposes in the foreseeable future.  We intend to continue to license technology and/or rely on contract manufacturers to produce sufficient quantities of our product candidates necessary for any pre‑clinical or clinical testing we undertake in the future.  Such contract manufacturers may be the sole source of production and may have limited experience at manufacturing, formulating, analyzing, filling and finishing our types of product candidates.

We also intend to rely on third parties to supply the components that we will need to develop, test and commercialize all of our product candidates.  There may be a limited supply of these components.  We might not be able to enter into agreements that assure us of the availability of such components in the future from any supplier.  Our potential suppliers may not be able to adequately supply us with the components necessary to successfully conduct our pre‑clinical and clinical trials and/or to commercialize our product candidates.  If we cannot acquire an acceptable supply of components to produce our product candidates, we will not be able to complete pre‑clinical and clinical trials and will not be able to commercialize our product candidates.

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

In November 2009 and March 2010, we obtained sufficient additional financing to fund the continued clinical development of our two lead drug candidates, PMX-60056 and PMX-30063 into Phase 2 studies. As a result, we will need to expand our operations, including hiring of additional personnel. However, we may not be able to effectively grow and expand our business. Successful implementation of our business plan will require management of growth, which will result in an increase in the level of responsibility for management personnel. To manage growth effectively, we will be required to continue to implement and improve our operating and financial systems and controls to expand, train and manage our employee base. The management, systems and controls currently in place or to be implemented may not be adequate for such growth, and the steps taken to hire personnel and to improve such systems and controls might not be sufficient. If we are unable to manage our growth effectively, it will have a material adverse effect on our business, results of operations and financial condition.

We rely on third parties to provide software necessary to the future success of our business.

Currently, we rely on a non‑exclusive license from Penn to use, copy, perform, display, distribute, modify and prepare derivative works based on three software packages, which include a suite of proprietary computational algorithms that we use in the development, refinement, and testing of our product candidates.  If this license agreement is properly terminated by Penn, our ability to advance our current product candidates or develop new product candidates may be adversely affected.

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

The confidentiality agreements we require of our employees and those which we enter into with other parties may not provide adequate protection for our trade secrets, know‑how or other confidential information or prevent any unauthorized use or disclosure or the unlawful development by others.  If any of our confidential intellectual property is disclosed, our business may suffer.  Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure.  Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate.

We may have to engage in costly litigation to enforce or protect our proprietary technology, which may harm our business, results of operations, financial condition and cash flows.

The pharmaceutical field is characterized by a large number of patent filings involving complex legal and factual questions, and, therefore, we cannot predict with certainty whether any patents or in‑licensed patents will be enforceable.  Additionally, we may not be aware of all of the patents potentially adverse to our interests that may have been issued to others.  Should third parties file patent applications, or be issued patents, claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the U.S. PTO to determine priority of invention.  We, or our licensors, also could be required to participate in interference proceedings involving our issued patents and pending applications of another entity.

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

If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation.  If any of these actions are successful, we could be required, in addition to any potential liability for damages, to obtain a license to continue to manufacture or market the affected product, in which case we may be required to pay substantial royalties or grant cross licenses to our patents.  However, any such license may not be available on acceptable terms or at all.  Ultimately, we could be prevented from commercializing a product, or forced to cease some aspect of our business operations, as a result of patent infringement claims, which would harm our business.

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

Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties.  In addition, most countries limit the enforceability of patents against government agencies or government contractors.  In these countries, the patent owner may be limited to monetary relief and may be unable to enjoin infringement, which could materially diminish the value of the patent.  Compulsory licensing of life‑saving products is also becoming increasingly popular in developing countries, through either direct legislation or international initiatives.  Such compulsory licenses could be extended to include some of our product candidates, which may limit our potential revenue opportunities.

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

We understand that the FDA may be revising certain of its standards for clinical trial conduct, evaluation, clinical endpoints, and regulatory approval for antibiotic product candidates intended for use in acute bacterial skin and skin structure infections (ABSSSI), which has been the intended first clinical indication for PMX-30063. As a result, the development of PMX-30063 may be substantially delayed and, as has been the case recently with other antibiotic drug candidates, could require significant additional clinical trials to evaluate safety and/or efficacy. Furthermore, there has not been a new product candidate for heparin reversal considered by the FDA in recent years, and there has never to date been a product candidate for reversal of LMWH considered by the FDA.  As a result, our present plans for clinical development, including the cost and timing for development of our product candidates, may ultimately be substantially different than our present expectations, and there is no way of predicting what impacts on our timelines, cost projections, and clinical trials requirements may result from these changes in policy, requirements, standards, and guidance of the FDA and other regulatory authorities.

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

➢  attract funding; and

➢  attract and hire scientific talent.

In the antibiotic market, many major pharmaceutical companies, such as GlaxoSmithKline, Pfizer, Bayer, Merck and Sanofi Aventis have already established significant positions.  Additionally, many smaller companies, such as Cubist Pharmaceuticals, Trius Therapeutics, NovaBay Pharmaceuticals, Inc., Ceragenix and Inhibitex either have marketed, or are attempting to enter this market by developing, novel and more potent antibiotics that are intended to be effective against drug‑resistant bacterial strains.  In the UFH antagonist market, protamine is the only available antidote for and antagonist to UFH and, as such, protamine currently dominates this market.  Because of protamine’s virtual monopoly of the UFH antidote/antagonist market, we believe that it may be difficult for our future UFH antidote/antagonist products to penetrate this market.  There may be additional competitive products about which we are not aware.

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

Our common stock is currently quoted on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this Form 10-Q and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

Our certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock with a $0.001 par value and 10,000,000 preferred shares with a par value of $0.001, of which 80,999,610 common shares were issued and outstanding as of March 31, 2010. We may need to increase our authorized share count in order to issue additional shares of common stock in the future. From time to time we also will increase the number of shares available for issuance in connection with our equity compensation plans and we may issue awards to our employees outside the terms of our stock plans. As of March 31, 2010, we had 12,387,000 additional shares of common stock reserved for future issuance under our stock plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

Moreover, in the past, we issued warrants and options to acquire shares of common stock. As of March 31, 2010, we had warrants and options to purchase an aggregate of 56,766,000 shares of our common stock outstanding. Warrants to purchase 4,372,000 shares of our common stock have weighted average anti-dilution protection if we sell certain securities at a price per share less than $1.16 per share. In addition, our Equity Line with Dutchess contemplates the issuance of up to 12,000,000 shares of our common stock to Dutchess, subject to certain restrictions and obligations.

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

FINRA has adopted rules that require that in recommending an investment to a customer, a broker‑dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non‑institutional customers, broker‑dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker‑dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 6.  Exhibits

Exhibit 10.1 - Loan and Security Agreement dated March 31, 2010 by and among PolyMedix, Inc., PolyMedix Pharmaceuticals, Inc. and Hercules Technology II, L.P. (1)

Exhibit 10.2 - Common Stock Purchase Warrant dated March 31, 2010. (1)

Exhibit 10.3 - Registration Rights Agreement dated March 31, 2010 by and between PolyMedix, Inc. and Hercules Technology II, L.P. (1)

Exhibit 31.1 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(1) Filed as an Exhibit to the Current Report on Form 8-K filed on April 2, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PolyMedix, Inc.

May 10, 2010                                                      By:          /s/ Nicholas Landekic

Date                                                                                       Nicholas Landekic

President & Chief Executive Officer (Principal Executive Officer)

May 10, 2010                                                           By:     /s/ Edward F. Smith

Date                                                                                       Edward F. Smith

Vice President, Finance &

Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

Exhibit 10.1 (1)	Loan and Security Agreement dated March 31, 2010 by and among PolyMedix, Inc., PolyMedix Pharmaceuticals, Inc. and Hercules Technology II, L.P.
Exhibit 10.2 (1)	Common Stock Purchase Warrant dated March 31, 2010
Exhibit 10.3 (1)	Registration Rights Agreement dated March 31, 2010 by and between PolyMedix, Inc. and Hercules Technology II, L.P.
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(1) Filed as an Exhibit to the Current Report on Form 8-K filed on April 2, 2010 and incorporated herein by reference.