Form 10-Q
period 2010-06-30
POLYMEDIX, INC
filed 2010-08-16
CIK 1341843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

As of August 13, 2010 the issuer had 80,999,610 shares of issued and outstanding common stock, par value $0.001 per share.

POLYMEDIX, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	Page

CONDENSED CONSOLIDATED BALANCE SHEETS – as of June 30, 2010 and December 31, 2009	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – for the Three-and Six-Months Ended June 30, 2010 and 2009 and for the Period from August 8, 2002 (Inception) to June 30, 2010	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – for the Six-Months Ended June 30, 2010 and 2009 and for the Period from August 8, 2002 (Inception) to June 30, 2010	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PolyMedix, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(unaudited) (in thousands)

	June 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$ 25,979	$ 23,974
Short-term investments	1,899	-
Prepaid expenses and other current assets	128	258
Grant and contract receivable	610	778
Total current assets	28,616	25,010

Property and Equipment:
Computers	214	214
Office furniture and lab equipment	725	725
Accumulated depreciation	(650)	(557)
Total property and equipment	289	382

Debt issue costs, less current portion	105	-

TOTAL ASSETS	$ 29,010	$ 25,392

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 1,783	$ 892
Accrued expenses	988	1,254
Current portion of long-term debt	1,720	-
Total current liabilities	4,491	2,146

Long-term debt, less current portion	7,884	-
Deferred rent	936	927
Total liabilities	13,311	3,073

Commitments and contingencies	-	-

Stockholders' Equity:
Preferred Stock ($0.001 par value; 10,000 shares authorized; 0 issued and outstanding at June 30, 2010 and December 31, 2009)	-	-
Common Stock ($0.001 par value; 250,000 shares authorized; 81,000 issued and outstanding at June 30, 2010 and December 31, 2009)	81	81
Additional paid-in capital	72,257	70,926
Deficit accumulated during the development stage	(56,639)	(48,688)
Total stockholders' equity	15,699	22,319

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 29,010	$ 25,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three-Months Ended June 30,		Six-Months Ended June 30,		For the period August 8, 2002 (Inception) to June 30,
	2010	2009	2010	2009	2010
Revenues:
Grant and contract revenues	$ 468	$ 138	$ 1,028	$ 144	$ 5,589
Total revenues	468	138	1,028	144	5,589

Operating Expenses:
Research and development	3,179	1,565	5,989	3,240	37,954
General and administrative	1,401	1,499	2,682	2,777	25,513
Total operating expenses	4,580	3,064	8,671	6,017	63,467

Other Income and Expenses:
Interest income	30	13	38	42	1,633
Interest expense	(346)	(1)	(346)	(4)	(394)
Total other income and expenses	(316)	12	(308)	38	1,239

Net loss	$ (4,428)	$ (2,914)	$ (7,951)	$ (5,835)	$ (56,639)

Beneficial conversion feature on Series 2008 preferred stock, conversion inducement and dividends on Series 1 preferred stock	-	-	-	-	(11,118)

Net loss attributable to common stockholders	$ (4,428)	$ (2,914)	$ (7,951)	$ (5,835)	$ (67,757)

Net loss per common share - basic and diluted	$ (0.05)	$ (0.05)	$ (0.10)	$ (0.10)

Weighted average common shares outstanding - basic and diluted	81,000	59,845	81,000	59,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(unaudited) (in thousands)

	Six-Months Ended June 30,		For the period August 8, 2002 (Inception) to
	2010	2009	June 30, 2010
Cash Flows from Operating Activities:
Net loss	$ (7,951)	$ (5,835)	$ (56,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	94	104	822
Amortization	12	-	12
Accretion of discount on investment securities	(1)	(15)	(460)
Stock-based compensation	936	936	8,566
Non-cash interest expense	30	-	30
(Increase) decrease in prepaid expenses and other current assets	344	(355)	(692)
Increase in accounts payable, accrued expenses and deferred rent	649	571	3,634
Loss on disposal of fixed assets	-	-	23
Net cash used in operating activities	(5,887)	(4,594)	(44,704)

Cash Flows from Investing Activities:
Cash paid for property and equipment	-	(15)	(789)
Purchases of investments	(3,798)	(3,798)	(37,839)
Proceeds from maturities of investments	1,900	9,800	36,401
Net cash provided by (used in) investing activities	(1,898)	5,987	(2,227)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, net of financing costs	(88)	(71)	62,465
Proceeds from warrant and stock option exercises	-	-	898
Principal payments on capital lease obligations	-	(72)	(331)
Proceeds from issuance of debt, net of issue costs	9,878	-	9,878
Net cash provided by (used in) financing activities	9,790	(143)	72,910

Net increase in cash and cash equivalents	2,005	1,250	25,979

Cash and cash equivalents - beginning of period	23,974	7,206	-

Cash and cash equivalents - end of period	$ 25,979	$ 8,456	$ 25,979

Cash Paid for Interest	$ 213	-	$ 213

Non-Cash Investing Activities:
Capital expenditures acquired on account	$ -	$ -	$ 15

Non-Cash Financing Activities:
Conversion inducement and dividends on Series 1 Preferred Stock and Beneficial conversion feature on Series 2008 Preferred Stock	$ -	$ -	$ 11,118
Warrants issued to placement agent	$ -	$ -	$ 3,059
Accrued financing costs	$ 18	$ 56	$ 18
Accrued debt issue costs	$ 40	$ -	$ 40

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

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through June 30, 2010 was $56,639,000, and we expect to continue to incur substantial losses in future periods.   None of our product candidates have received regulatory approval for commercial sale and our product candidates may never be commercialized.  In addition, all of our product candidates are in the early stages of development and several programs are on hold pending additional financing.  Our development programs require a significant amount of cash to support the development of product candidates.  The progress and results of our current and any future clinical trials or future pre‑clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors. We believe that our current cash and investment balances as of the date of this filing will be sufficient to fund our operations for at least the next 12 months.  Our ability to advance the clinical development of our drug candidates and ultimately seek regulatory approval depends upon our ability to meet the regulatory requirements of the United States Food and Drug Administration (FDA) and other regulatory authorities on an ongoing basis, many of which develop and change over time and are subject to interpretation by such regulatory authorities.  Any changes in regulatory requirements may have significant impacts on the timing and cost of clinical trials, and our ability to complete such trials, if at all.

In March 2010, we closed a debt financing for gross proceeds of $10,000,000, and in November 2009, we closed an equity financing for gross proceeds of $20,700,000.  Proceeds from these financing activities are being used to fund our ongoing clinical development of PMX-60056 and PMX-30063 and for general corporate purposes.  We may seek additional funds through equity or debt financing, among other sources, or through government grants and contracts. However, we may not be able to obtain additional funding on favorable terms, if at all. If we are unable to secure adequate additional funding in the future, we may delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business may be materially and adversely affected.

Interim Financial Information

The condensed consolidated financial statements include the accounts of PolyMedix, Inc. and its wholly-owned subsidiary, PolyMedix Pharmaceuticals, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.  The information as of June 30, 2010, and for the periods ended June 30, 2010 and 2009, and the period from August 8, 2002 (Inception) to June 30, 2010 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to state fairly the financial information set forth in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 12, 2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the value of our common stock, stock options, warrants, and debt.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation.  Specifically, interest income and expense have been disclosed separately on the current year Income Statement.

2 – Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) relating to fair value disclosures, to add new requirements for disclosures about transfers into and out of Levels 1 and 2, and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The guidance in this ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

3 – Comprehensive Loss

Comprehensive loss consists of reported net loss and unrealized gains or losses on available for sale securities. The comprehensive loss for each of the periods presented approximates the net loss in the condensed consolidated statements of operations.

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

As of December 31, 2009, we did not have any assets or liabilities measured at fair value which were in the scope of this guidance.  As of June 30, 2010, we did not have any financial or nonfinancial instruments carried at fair value measured on a nonrecurring basis.  The following table provides financial and nonfinancial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2010 (in thousands):

Fair Value Measurements at June 30, 2010
	June 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term investments	$ 1,899	$ 1,899	$ -	$ -

Our short-term investments consist of investment grade fixed income government securities with original maturities of greater than three months.  They are measured at fair value using prices quoted on active markets, and accordingly are classified within Level 1 of the valuation hierarchy.  See Note 5 for additional information.

5 – Short-Term Investments

Short-term investments consist of investment grade fixed income government securities with original maturities of greater than three months. All investments are classified as “available for sale”, and are considered current assets.  As of June 30, 2010, all short-term investments had maturities of less than one year.

We did not hold any short-term investments as of December 31, 2009.  The following summarizes the short-term investments as of June 30, 2010, which were invested solely in U.S. government obligations (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010	$ 1,899	$ -	$ -	$ 1,899

6 –Debt

On March 31, 2010, we entered into a Loan and Security Agreement (LSA) with Hercules Technology II, L.P. (HTGC) whereby we borrowed $10,000,000.  This loan bears an interest rate at the greater of 12.35%, or the Federal Reserve Prime Rate plus 7.10%, capped at 14%, and has a term of 42 months with interest-only payments for the first nine months.  In connection with this loan, we also issued to HTGC a detachable warrant to purchase 627,586 shares of our common stock which expires on March 30, 2015 (see Note 8 for additional information on the warrant).  The following table summarizes our debt included in our unaudited condensed consolidated balance sheet as of June 30, 2010 (in thousands):

	Principal	Unamortized Discount
Current portion	$ 1,842	$ 122
Long-term portion	8,158	274
Total	$ 10,000	$ 396

We allocated the $10,000,000 of proceeds received to both the debt and the detachable warrant based on the relative fair value of the debt instrument without the warrant and the warrant itself.  The relative fair value at the time of issuance was $9,574,000 and $426,000 for the debt and warrant, respectively.  Fair value of the debt as of June 30, 2010 is approximately the book value.  The portion allocated to the warrant was recorded in Additional Paid-in Capital, and will be amortized to interest expense as a discount to the principal balance of the debt.  As of June 30, 2010, we had not repaid any portion of the principal balance and had accrued interest of $103,000.  There are no financial covenants associated with this debt.  As of June 30, 2010, we were in compliance with all nonfinancial covenants.

We incurred $161,000 in debt issue costs in connection with securing the LSA, which we have recorded as an asset to be amortized over the life of the loan.

7 – Stock-Based Compensation

We maintain equity compensation plans under which grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards are granted to employees, non-employee directors and key advisors.  We have also granted certain awards outside of such equity compensation plans.  Since our inception on August 8, 2002, we have recognized equity compensation expense over the requisite service period using the Black-Scholes-Merton formula to estimate the fair value of stock options.  The following table summarizes the total stock-based compensation expense included in our unaudited condensed consolidated statements of operations (in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,		Period from August 8, 2002 (Inception) to
	2010	2009	2010	2009	June 30, 2010
Research and Development	$ 246	$ 178	$ 450	$ 342	$ 2,955
General and administrative	268	309	486	594	5,611
Total stock-based compensation expense	$ 514	$ 487	$ 936	$ 936	$ 8,566

During the six-months ended June 30, 2010, stock options to purchase 3,805,000 shares of common stock were awarded to employees at a combined grant date fair value of $2,406,000.  There have been no significant changes to the assumptions used to calculate fair value from those which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. As of June 30, 2010, there were 14,434,000 shares of common stock issuable upon exercise of outstanding stock options and 12,160,000 shares of common stock available for issuance of future equity compensation awards in connection with our equity compensation plans.  As of June 30, 2010, there was $3,532,000 of total unrecognized compensation cost related to non-vested stock options, which will be amortized over the weighted average remaining service period of approximately 1.12 years.

8 – Stockholders’ Equity

Common Stock

We are authorized to issue 250,000,000 shares of common stock, with a par value of $0.001, of which 80,999,610 were issued and outstanding at both June 30, 2010 and December 31, 2009.

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.001, of which no shares were issued and outstanding at June 30, 2010 and December 31, 2009, respectively.

Warrants

We presently have the following warrants outstanding to purchase shares of our common stock (number of warrants in thousands):

Warrant Series	Number of Warrants Outstanding	Exercise Price	Expiration Date
2005/2006*	4,372	$1.16	November 2010
2007	2,489	$1.10	December 2012
Series A	22,285	$1.00	July 2013
Series B	6,368	$1.00	September 2013
Series C	6,417	$1.25	November 2014
HTGC	628	$1.16	March 2015
Total	42,559

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

Equity Line

We presently have an Investment Agreement (“Investment Agreement”) with Dutchess Opportunity Fund, II, L.P. (formerly known as Dutchess Equity Fund, L.P.) (“Dutchess”), pursuant to which Dutchess committed to purchase up to $10,000,000 (but not to exceed 12,000,000 shares) of the Company’s common stock, subject to the terms and conditions of the Investment Agreement.  As of June 30, 2010, we have not issued any shares pursuant to this Investment Agreement.  This Investment Agreement expires in July 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our Annual Report on  Form 10-K filed with the SEC on March 12, 2010, as well as our unaudited condensed consolidated financial statements and risk factors included in this report on Form 10-Q.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our plans, objectives, goals, strategies, future events, capital expenditures, future results, our competitive strengths, our business strategy and the trends in our industry are forward-looking statements. The words “believe,” “may,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “appear,” “future,” “likely,” “probably,” “suggest,” “goal,” “potential” and similar expressions, as they relate to us, are intended to identify forward-looking statements. All statements, other than statements of historical fact, included in this report regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements.

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

➢  the maintenance of our existing licenses with the University of Pennsylvania (Penn) and the University of Massachusetts (UMass);

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

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through June 30, 2010 was $56,639,000, and we expect to continue to incur substantial losses in future periods.   None of our product candidates have received regulatory approval for commercial sale and our product candidates may never be commercialized.  In addition, all of our product candidates are in the early stages of development and several programs are on hold pending additional financing.  The progress and results of our current and any future clinical trials or future pre‑clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected. Our development programs require a significant amount of cash to support the development of product candidates.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors. We believe that our current cash and investment balances as of the date of this filing will be sufficient to fund our operations for at least the next 12 months.

In March 2010, we successfully completed a Phase 1B clinical study in Canada with our novel defensin-mimetic antibiotic, PMX-30063. The data from the study suggest that administration of multiple doses of PMX-30063 can be well-tolerated at dose levels which showed ex vivo bactericidal activity in blood samples drawn from subjects in the study. PMX-30063, a small-molecule mimetic of host defense proteins, has a novel mechanism of action distinct from other antibiotics, direct lysis of bacterial cell membranes, which is believed to make bacterial resistance unlikely to develop.

We have completed manufacturing of the clinical supplies which will be needed to conduct a Phase 2 clinical trial with PMX-30063, including final formulation and packaging, have completed toxicology and other studies which we expect will be necessary prior to initiating a Phase 2 clinical study, and have identified clinical investigators and potential clinical study sites.  For the past several months we have been focusing our efforts on designing an acceptable clinical development plan to obtain approval to initiate a Phase 2 clinical trial with PMX-30063 in patients with Staphylococcus infection. These plans and activities are significantly impacted by the regulatory environment and actions of regulatory agencies.

Our clinical studies to date have been, and in the future will continue to be, conducted in accordance with United States and International Conference on Harmonization (ICH) standards, and we plan to seek regulatory approval for PMX-30063 in both the United States and internationally.  We understand that the Food and Drug Administration (FDA) is actively working to revise certain of its guidance for clinical trial conduct, evaluation, clinical endpoints, and requirements for regulatory approval for antibiotic product candidates intended for use in acute bacterial infections, including skin and skin structure infections (ABSSSI), which has been the intended first clinical indication for PMX-30063.  Accordingly, we are participating in FDA and National Institute of Allergy and Infectious Diseases (NIAID) workshops which are designed to address important issues in the development of new antibiotics. Based on the outcomes of these meetings and the potential impacts of any revised FDA guidance, there may be delays in initiating any Phase 2 clinical trials until there is additional clarity with respect to the timing and substance of the revised guidance, and we anticipate conducting additional clinical trial(s) before advancing our development efforts in the United States. We expect to have additional information from regulatory authorities on a number of matters from time to time between now and the end of 2010 regarding the next clinical trials and anticipated timelines for PMX-30063. We are focusing our efforts so that we may commence a Phase 2 clinical study with PMX-30063 in 2010.  Many aspects of approval and timing, however, are beyond our control and are dependent upon the actions of regulatory agencies.

In June 2010, we completed a Phase 1B/2 clinical study to evaluate the safety and efficacy of PMX-60056 in reversing the anticoagulant activity of low molecular weight heparin (LMWH).   In August 2010, we completed a Phase 1B/2 dose-ranging clinical study evaluating heparin reversal with PMX-60056.  The data from this study shows that PMX-60056 met the study endpoints regarding both the reversal of varying heparin levels, and allowing re-anticoagulation and re-reversal. We intend to use these data to support the development of a Phase 2 clinical trial in surgical patients, which we are planning to initiate in the second half of 2010, subject to regulatory approval.

Our ability to advance the clinical development of our drug candidates and ultimately seek regulatory approval depends upon our ability to meet the regulatory requirements of the FDA and other regulatory authorities on an ongoing basis, many of which develop and change over time.  Any changes in regulatory requirements, particularly those of the FDA relating to antibiotic product candidates and, more specifically, those intended for use in ABSSSI, may have significant impacts on the timing and cost of continued clinical trials for PMX-30063, and our ability to complete such trials, if at all.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations for the three- and six-months ended June 30, 2010 and 2009, and financial condition as of June 30, 2010 and December 31, 2009.

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

Stock-based compensation

Since inception, we have used the Black-Scholes-Merton formula to estimate the fair value of stock options and warrants and have elected to continue to estimate the fair value of stock options and warrants using the Black-Scholes-Merton formula. The volatility and expected term assumptions have the most significant effect on the results obtained from the Black-Scholes-Merton formula. We have to date assumed that stock options and warrants have an expected life of five years, representing about half of their contractual life, and assumed Common Stock volatility of between 41% and 75%. Higher estimates of volatility and expected life of the option increase the value of an option and the resulting expense. Given the absence of an active market for our Common Stock in prior periods, the fair value of our Common Stock has periodically been estimated using several criteria, including progress and milestones achieved in our research activities along with the price per share of our preferred and Common Stock offerings.

Results of Operations

Grant and contract revenues were $468,000 and $1,028,000 for the three- and six-month periods ended June 30, 2010, respectively.  This was an increase from $138,000 and $144,000 for the three- and six-month periods ended June 30, 2009, respectively. The increases were due to several new grants and contracts that commenced during the third quarter of 2009 and continued into the second quarter of 2010.

Research and development expenses were $3,179,000 and $5,989,000 for the three- and six-month periods ended June 30, 2010, respectively.  This was an increase from $1,565,000 and $3,240,000 for the three- and six-month periods ended June 30, 2009, respectively. The increases were due to the additional Phase 1B activities completed in the second quarter of 2010 for PMX-60056, and drug manufacturing and other activities in preparation for Phase 2 clinical trials for PMX-60056 and PMX-30063, as well as increased costs associated with our research grants and contracts.

General and administrative expenses were $1,401,000 and $2,682,000 for the three- and six-month periods ended June 30, 2010, respectively.  General and administrative expenses remained relatively consistent with the same periods a year ago, which were $1,499,000 and $2,777,000 for the three- and six-month periods ended June 30, 2009, respectively.

Interest income was $30,000 and $38,000 for the three- and six-month periods ended June 30, 2010, respectively.  This was relatively consistent with the same periods a year ago which were $13,000 and $42,000 for the three- and six-month periods ended June 30, 2009, respectively.

Interest expense was $346,000 for both the three- and six-month periods ended June 30, 2010, respectively.  This was an increase from $1,000 and $4,000 for the three- and six-month periods ended June 30, 2009, respectively.  The increase was due to interest on our $10,000,000 long-term debt which commenced on March 31, 2010 resulting in significantly higher interest than our capital lease obligations in 2009.

Historical Cash Flows

Operating Activities. Cash used in operating activities was $5,887,000 and $4,594,000 for the six-month periods ended June 30, 2010 and 2009, respectively.    The increase was primarily due to an increase in accounts payable, accrued expenses and deferred rent, and higher research and development costs, and was partially offset by a decrease in prepaid expenses and other current assets.

Investing Activities. Cash provided by or used in investing activities primarily represents cash paid for the purchase, and proceeds received from, the maturity of investments.  During the six-month periods ended June 30, 2010 and 2009, $3,798,000 was used to purchase investments, respectively.  During the six-month periods ended June 30, 2010 and 2009, $1,900,000 and $9,800,000 were received from the maturities of investments, respectively.  The decrease in maturities is due to carrying a significantly lower amount of short-term investments in 2010 compared to 2009.

Financing Activities. To date, we have financed our operating and investing activities primarily from the proceeds from the sale of equity securities and issuance of debt. During the six-month period ended June 30, 2010, we received net proceeds of $9,878,000 from the issuance of debt, and paid $88,000 in financing costs associated with our November 2009 equity financing and the filing of a shelf registration statement in 2010.  During the six-month period ended June 30, 2009, we paid $71,000 in financing costs associated with our registration of securities under an equity line of credit and in preparation of our November 2009 equity financing, and paid $72,000 in principal associated with our capital leases.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2010 and December 31, 2009, we had cash and investment balances of approximately $27,878,000 and $23,974,000, respectively, and total liabilities of approximately $13,311,000 and $3,073,000, respectively.  The increase in our cash and investment balances from December 31, 2009 to June 30, 2010 was primarily attributable to proceeds received from our March 2010 debt financing, offset by cash used to fund our ongoing operations. The increase in our total liabilities was primarily attributable to our March 2010 debt financing.

We presently have an Investment Agreement (“Investment Agreement”) with Dutchess Opportunity Fund, II, L.P. (formerly known as Dutchess Equity Fund, L.P.) (“Dutchess”), pursuant to which Dutchess committed to purchase up to $10,000,000 (but not to exceed 12,000,000 shares) of our common stock, subject to the terms and conditions of the Investment Agreement.  As of June 30, 2010, we have not issued any shares pursuant to this Investment Agreement.  This Investment Agreement expires in July 2012.

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

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors. We believe that our current cash and investment balances as of the date of this filing will be sufficient to fund our operations for at least the next 12 months.  Our ability to advance the clinical development of our drug candidates and ultimately seek regulatory approval depends upon our ability to meet the regulatory requirements of the FDA and other regulatory authorities on an ongoing basis, many of which develop and change over time and are subject to interpretation by such regulatory authorities.  Any changes in regulatory requirements may have significant impacts on the timing and cost of continued clinical trials, and our ability to complete such trials, if at all.

In March 2010, we closed a debt financing for initial gross proceeds of $10,000,000, and in November 2009, we closed an equity financing for gross proceeds of $20,700,000.  Proceeds from these financing activities are being used to fund our ongoing clinical development of PMX-60056 and PMX-30063 and for general corporate purposes.  We may seek additional funds through equity or debt financing, among other sources, or through government grants and contracts. However, we may not be able to obtain additional funding on favorable terms, if at all. If we are unable to secure adequate additional funding in the future, we may delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business may be materially and adversely affected.

We are subject to many risks associated with development-stage businesses, including risks associated with the ability to raise capital. Please see the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q for more information regarding risks associated with our business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have evaluated the information required under this item that was disclosed in our 2009 Annual Report on Form 10-K and believe there have been no material changes to this information.

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

We are a development stage company with a limited operating history.  As of June 30, 2010, we had an accumulated deficit of approximately $56,639,000.  We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the next several years.  These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, net current assets and working capital.

Because of the numerous risks and uncertainties associated with developing new drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.  Currently, we have no products available for commercial sale, and, to date, we have not generated any product revenue.  We have financed our operations and internal growth primarily through the sale of equity securities and more recently, debt.  We have devoted substantially all of our efforts to research and development, including current Good Manufacturing Practices (cGMP) manufacturing and current Good Laboratory Practices (cGLP) compliant toxicology, safety pharmacology, genotoxicity studies and clinical studies for our lead clinical product candidates.

If we are unable to meet our needs for additional funding in the future, we will be required to limit, scale back or cease operations.

We do not currently have the funding resources necessary to carry out all of our proposed operating activities.  We estimate that it will cost $65 to $85 million in research, drug development and clinical development costs over 30 - 42 months to file a New Drug Application (NDA) for PMX-60056, and a like amount for PMX-30063, in each case assuming adequate and timely financing. We will need to obtain additional financing in the future in order to fully fund these product candidates through the regulatory approval process. Costs of our proposed activities unrelated to our two lead product candidates would be in addition to these estimates.

We believe that our current cash and investment balances as of the date of this filing will be sufficient to fund our operations for at least the next 12 months. If we are unable to secure adequate additional funding in the future, we may delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business may be materially and adversely affected.

Our future capital requirements will depend on many factors, including:

➢  the timing and success of our clinical trials for PMX-60056 and PMX-30063;

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

We face the risks of failure inherent in developing drugs based on new technologies and particularly those with novel mechanisms of action. Product candidates with novel mechanisms of action may receive increased scrutiny by the FDA and other regulatory bodies due to the greater uncertainty and questions regarding potential novel toxicities, which could result in requirements for additional safety and other studies, which, if required, would increase the time and cost of development. None of our product candidates have received regulatory approval for commercial sale and our product candidates may never be commercialized. In addition, all of our product candidates are in the early stages of development and certain of our programs are on hold until we are able to obtain and allocate sufficient resources, including financing. The progress and results of any ongoing or future clinical trials or future pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected. Our product candidates are not expected to be commercially available for several years, if at all.

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

We understand that the FDA is actively working to revise certain of its guidance for clinical trial conduct, evaluation, clinical endpoints, and requirements for regulatory approval for antibiotic product candidates intended for use in acute bacterial infections, including skin and skin structure infections (ABSSSI), which has been the intended first clinical indication for PMX-30063.  Accordingly, we are participating in FDA and NIAID workshops which are designed to address important issues in the development of new antibiotics. Based on the outcomes of these meetings and the potential impacts of any revised FDA guidance, there may be delays in initiating any Phase 2 clinical trials until there is additional clarity with respect to the timing and substance of the revised guidance, and we anticipate conducting additional clinical trial(s) before advancing our development efforts in the United States. We expect to have additional information from regulatory authorities on a number of matters from time to time between now and the end of 2010 regarding the next clinical trials and anticipated timelines for PMX-30063. Furthermore, there has not been a new product candidate for heparin reversal considered by the FDA in recent years, and there has never to date been a product candidate for reversal of LMWH considered by the FDA.  As a result, our present plans for clinical development, including the cost and timing for development of our product candidates, may ultimately be substantially different than our present expectations, and there is no way of predicting what impacts on our timelines, cost projections, and clinical trials requirements may result from these changes in policy, requirements, standards, and guidance of the FDA and other regulatory authorities.

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

➢  safety issues or side effects;

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

Notwithstanding our efforts during the application process and the submission of any requested additional information, the FDA and/or other foreign regulatory authorities ultimately may decide that the application does not satisfy the regulatory criteria for approval and refuse to approve the application.  Furthermore, the FDA and/or other foreign regulatory authorities may prevent us from marketing a product candidate under a label for its desired indications or place other conditions, including restrictive labeling, on distribution as a condition of any approvals, which may impair commercialization of the product.

We are a development stage company, which makes it difficult to evaluate our existing business and business prospects and increases the risk that the value of any investment in our company may decline.

We are a development stage company and to date, our only revenues have been from research grants and contracts.  We will not be able to generate revenue from product sales or royalties unless and until we receive regulatory approval and begin commercialization of our product candidates or otherwise out license our compounds.  We are not certain of when, if ever, that will occur.  Although we intend to introduce new products, we may not do so.  Because the expected markets for our products are not established, uncertain and evolving, and because we are a development stage company, it is difficult to assess or predict the growth rate, if any, and the size of this market.  We may not develop additional products, a market for our products may not develop, and/or our products may not achieve market acceptance.

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

In November 2009 and March 2010, we obtained significant additional financing to fund the continued clinical development of our two lead drug candidates, PMX-60056 and PMX-30063. As a result, we have begun to expand our operations, including hiring of additional personnel. However, we may not be able to effectively grow and expand our business. Successful implementation of our business plan will require management of growth, which will result in an increase in the level of responsibility for management personnel. To manage growth effectively, we will be required to continue to implement and improve our operating and financial systems and controls to expand, train and manage our employee base. The management, systems and controls currently in place or to be implemented may not be adequate for such growth, and the steps taken to hire personnel and to improve such systems and controls might not be sufficient. If we are unable to manage our growth effectively, it will have a material adverse effect on our business, results of operations and financial condition.

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

In the future, we expect to rely upon the software programs licensed from Penn, as well as software licensed from other third parties, including software that might be integrated with our software and used to perform key functions.  If we license such third-party software, it is likely that certain of these licenses may not contain favorable terms for us, including duration for limited terms, can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time.  Such licenses may not be available to us on commercially reasonable terms, if at all.  The loss of or inability to maintain or obtain licenses on such third party software could result in the discontinuation of, or delays or reductions in, product availability unless and until equivalent technology is identified, licensed and integrated with our software.  Any such discontinuation, delay or reduction would harm our business, results of operations and financial condition.  In addition, financial or other difficulties that may be experienced by such third-party vendors may have a material adverse effect upon the technologies that may be incorporated into our products.  If such technologies become unavailable, we may not be able to find suitable alternatives, which could harm our business, operating results, and financial condition.

Our executive officers and directors have the ability to significantly influence matters submitted to our stockholders for approval.

As of June 30, 2010, our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 13.2% of our common stock.  Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination.  On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share.  If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.  This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Patent law outside the U.S. is even more uncertain than in the U.S. and is periodically reviewed and revised in many countries.  Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as U.S. laws.  For example, certain countries do not grant patent claims that are related to the treatment of humans.  We may participate in opposition proceedings to determine the validity of our foreign patents or our competitors’ foreign patents, which could result in substantial costs and diversion of our management’s efforts.

Risks Related to our Industry

We may experience delays in obtaining or we may not obtain required regulatory approvals in the U.S. to market our proposed product candidates.

Delays in regulatory approval, limitations in regulatory approval and withdrawals of regulatory approval may have a negative impact on our results of operations.  If we experience significant delays in testing or approvals, or in our ability to license product candidates, our product development costs may increase.  If the FDA grants regulatory approval of a product, this approval will be limited to those disease states and conditions for which the product has been demonstrated through clinical trials to be safe and effective.  Any product approvals that we receive in the future could also include significant restrictions on the use or marketing of our products.  Product approvals, if granted, can be withdrawn for failure to comply with regulatory requirements or upon the occurrence of adverse events following commercial introduction of the products.  Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our product candidates or us.  If approvals are withdrawn for a product, or if a product were seized or recalled, we would be unable to sell or license that product and our revenues would suffer.  In addition, outside the U.S., our ability to market any of our potential products is contingent upon receiving market application authorizations from the appropriate regulatory authorities and these foreign regulatory approval processes include all of the risks associated with the FDA approval process described above.

We understand that the FDA is actively working to revise certain of its guidance for clinical trial conduct, evaluation, clinical endpoints, and requirements for regulatory approval for antibiotic product candidates intended for use in acute bacterial infections, including skin and skin structure infections (ABSSSI), which has been the intended first clinical indication for PMX-30063.  Accordingly, we are participating in FDA and NIAID workshops which are designed to address important issues in the development of new antibiotics. Based on the outcomes of these meetings and the potential impacts of any revised FDA guidance, there may be delays in initiating any Phase 2 clinical trials until there is additional clarity with respect to the timing and substance of the revised guidance, and we anticipate conducting additional clinical trial(s) before advancing our development efforts in the United States. We expect to have additional information from regulatory authorities on a number of matters from time to time between now and the end of 2010 regarding the next clinical trials and anticipated timelines for PMX-30063.Furthermore, there has not been a new product candidate for heparin reversal considered by the FDA in recent years, and there has never to date been a product candidate for reversal of LMWH considered by the FDA.  As a result, our present plans for clinical development, including the cost and timing for development of our product candidates, may ultimately be substantially different than our present expectations, and there is no way of predicting what impacts on our timelines, cost projections, and clinical trials requirements may result from these changes in policy, requirements, standards, and guidance of the FDA and other regulatory authorities.

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

     •   results and timing for achievement of pre-clinical and clinical milestones;

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

Our certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock with a $0.001 par value and 10,000,000 preferred shares with a par value of $0.001, of which 80,999,610 common shares were issued and outstanding as of June 30, 2010. We may need to increase our authorized share count in order to issue additional shares of common stock in the future. From time to time we also will increase the number of shares available for issuance in connection with our equity compensation plans and we may issue awards to our employees outside the terms of our stock plans. As of June 30, 2010, we had 12,160,000 additional shares of common stock reserved for future issuance under our stock plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

Moreover, in the past, we issued warrants and options to acquire shares of common stock. As of June 30, 2010, we had warrants and options to purchase an aggregate of 56,993,000 shares of our common stock outstanding. Warrants to purchase 4,372,000 shares of our common stock have weighted average anti-dilution protection if we sell certain securities at a price per share less than $1.16 per share. In addition, our Equity Line with Dutchess contemplates the issuance of up to 12,000,000 shares of our common stock to Dutchess, subject to certain restrictions and obligations.

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

PolyMedix, Inc.

August 16, 2010                                                  By:          /s/ Nicholas Landekic

Date                                                                                       Nicholas Landekic

President & Chief Executive Officer (Principal Executive Officer)

August 16, 2010                                                       By:     /s/ Edward F. Smith

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