Form 10-Q
period 2010-09-30
POLYMEDIX, INC
filed 2010-11-09
CIK 1341843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 9, 2010 the issuer had 80,999,610 shares of issued and outstanding common stock, par value $0.001 per share.

POLYMEDIX, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	Page

CONDENSED CONSOLIDATED BALANCE SHEETS – as of September 30, 2010 and December 31, 2009	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – for the Three-and Nine-Months Ended September 30, 2010 and 2009 and for the Period from August 8, 2002 (Inception) to September 30, 2010	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – for the Nine-Months Ended September 30, 2010 and 2009 and for the Period from August 8, 2002 (Inception) to September 30, 2010	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PolyMedix, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(unaudited) (in thousands)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$ 20,898	$ 23,974
Short-term investments	1,900	-
Prepaid expenses and other current assets	114	258
Grant and contract receivable	504	778
Total current assets	23,416	25,010

Property and Equipment:
Computers	617	214
Office furniture and lab equipment	734	725
Accumulated depreciation	(635)	(557)
Total property and equipment	716	382

Long-term investments	1,650	-
Long-term assets - other	93	-

TOTAL ASSETS	$ 25,875	$ 25,392

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 1,714	$ 892
Accrued expenses	1,325	1,254
Current portion of long-term debt	2,548	-
Total current liabilities	5,587	2,146

Long-term debt, less current portion	7,087	-
Deferred rent	938	927
Total liabilities	13,612	3,073

Commitments and contingencies	-	-

Stockholders' Equity:
Preferred Stock ($0.001 par value; 10,000 shares authorized; 0 issued and outstanding at September 30, 2010 and December 31, 2009)	-	-
Common Stock ($0.001 par value; 250,000 shares authorized; 81,000 issued and outstanding at September 30, 2010 and December 31, 2009)	81	81
Additional paid-in capital	72,775	70,926
Deficit accumulated during the development stage	(60,593)	(48,688)
Total stockholders' equity	12,263	22,319

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 25,875	$ 25,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three-Months Ended September 30,		Nine-Months Ended September 30,		For the period August 8, 2002 (Inception) to September 30,
	2010	2009	2010	2009	2010
Revenues:
Grant and contract revenues	$ 484	$ 447	$ 1,512	$ 591	$ 6,073
Total revenues	484	447	1,512	591	6,073

Operating Expenses:
Research and development	2,775	2,267	8,764	5,507	40,729
General and administrative	1,352	1,463	4,034	4,240	26,865
Total operating expenses	4,127	3,730	12,798	9,747	67,594

Other Income and Expenses:
Interest income	35	6	73	47	1,668
Interest expense	(346)	(1)	(692)	(4)	(740)
Total other income / (expenses)	(311)	5	(619)	43	928

Net loss	$ (3,954)	$ (3,278)	$ (11,905)	$ (9,113)	$ (60,593)

Beneficial conversion feature on Series 2008 preferred stock, conversion inducement and dividends on Series 1 preferred stock	-	-	-	-	(11,118)

Net loss attributable to common stockholders	$ (3,954)	$ (3,278)	$ (11,905)	$ (9,113)	$ (71,711)

Net loss per common share - basic and diluted	$ (0.05)	$ (0.05)	$ (0.15)	$ (0.15)

Weighted average common shares outstanding - basic and diluted	81,000	59,845	81,000	59,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(unaudited) (in thousands)

	Nine-Months Ended September 30,		For the period August 8, 2002 (Inception) to
	2010	2009	September 30, 2010
Cash Flows from Operating Activities:
Net loss	$ (11,905)	$ (9,113)	$ (60,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	139	155	867
Amortization	23	-	23
Accretion of discount on investment securities	(2)	(16)	(461)
Stock-based compensation	1,453	1,414	9,083
Non-cash interest expense	60	-	60
(Increase) decrease in prepaid expenses and other current assets	464	(111)	(572)
Increase in accounts payable, accrued expenses and deferred rent	555	307	3,540
Loss on disposal of fixed assets	-	-	23
Net cash used in operating activities	(9,213)	(7,364)	(48,030)

Cash Flows from Investing Activities:
Cash paid for property and equipment	(48)	(15)	(837)
Purchases of investments	(5,448)	(3,798)	(39,489)
Proceeds from maturities of investments	1,900	9,800	36,401
Net cash provided by (used in) investing activities	(3,596)	5,987	(3,925)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, net of financing costs	(106)	(114)	62,447
Proceeds from warrant and stock option exercises	-	-	898
Principal payments on capital lease obligations	-	(93)	(331)
Proceeds from issuance of debt, net of issue costs	9,839	-	9,839
Net cash provided by (used in) financing activities	9,733	(207)	72,853

Net (decrease) increase in cash and cash equivalents	(3,076)	(1,584)	20,898

Cash and cash equivalents - beginning of period	23,974	7,206	-

Cash and cash equivalents - end of period	$ 20,898	$ 5,622	$ 20,898

Cash Paid for Interest	$ 528	-	$ 528

Non-Cash Investing Activities:
Capital expenditures acquired on account	$ 440	$ -	$ 440

Non-Cash Financing Activities:
Conversion inducement and dividends on Series 1 Preferred Stock and Beneficial conversion feature on Series 2008 Preferred Stock	$ -	$ -	$ 11,118
Warrants issued to placement agent	$ -	$ -	$ 3,059
Accrued financing costs	$ -	$ 178	$ -

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

1 – Organization and Business Activities

We are a development stage biotechnology company focused on developing treatments for life threatening infectious diseases and acute cardiovascular disorders with synthetic small molecule compounds that mimic the activity of large natural protein molecules, compounds referred to as biomimetics. Using our proprietary computational drug design technology, we have created novel defensin mimetic antibiotic compounds, novel heparin antagonist compounds, and other drug compounds intended for human therapeutic use. Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing and human clinical trials of our product candidates, exploring marketing channels and recruiting personnel.

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through September 30, 2010 was $60,593,000, and we expect to continue to incur substantial losses in future periods.   None of our product candidates have received regulatory approval for commercial sale and our product candidates may never be commercialized.  In addition, all of our product candidates are in the early stages of development and several programs are on hold pending additional financing.  Our development programs require a significant amount of cash to support the development of product candidates.  The progress and results of our current and any future clinical trials or future pre‑clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including the timing and results of our clinical trials, market acceptance for our technologies and product candidates and various other factors. We believe that our current cash and investment balances as of the date of this filing will be sufficient to fund our operations for at least the next 12 months.  Our ability to advance the clinical development of our drug candidates and ultimately seek regulatory approval depends upon our ability to meet the regulatory requirements of the United States Food and Drug Administration (FDA) and other regulatory authorities on an ongoing basis, many of which develop and change over time and are subject to interpretation by such regulatory authorities.  Any changes in regulatory requirements may have significant impacts on the timing and cost of clinical trials, and our ability to complete such trials, if at all.

In March 2010, we closed a debt financing for gross proceeds of $10,000,000, and in November 2009, we closed an equity financing for gross proceeds of $20,700,000.  Proceeds from these financing activities are being used to fund our ongoing clinical development of PMX-30063 and PMX-60056 and for general corporate purposes.  We may seek additional funds through equity or debt financing, among other sources, or through government grants and contracts. However, we may not be able to obtain additional funding on favorable terms, if at all. If we are unable to secure adequate additional funding in the future, we may delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business, operating results, financial condition and cash flows may be materially and adversely affected.

Interim Financial Information

The condensed consolidated financial statements include the accounts of PolyMedix, Inc. and its wholly-owned subsidiary, PolyMedix Pharmaceuticals, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.  The information as of September 30, 2010, and for the periods ended September 30, 2010 and 2009, and the period from August 8, 2002 (Inception) to September 30, 2010 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to state fairly the financial information set forth in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009 included in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 12, 2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the value of our common stock, stock options, warrants, and debt.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation.  Specifically, interest income and expense have been disclosed separately on our condensed consolidated statement of operations.

2 – Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) relating to fair value disclosures, to add new requirements for disclosures about transfers into and out of Levels 1 and 2, and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The guidance in this ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this guidance as it relates to Levels 1 and 2 investments did not have a material impact on our condensed consolidated financial statements.  We do not expect the adoption of this guidance as it relates to Level 3 investments to have a material impact on our condensed consolidated financial statements.

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

As of December 31, 2009, we did not have any assets or liabilities measured at fair value which were in the scope of this guidance.  As of September 30, 2010, we did not have any financial or nonfinancial instruments carried at fair value measured on a nonrecurring basis.  The following table provides financial and nonfinancial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2010 (in thousands):

Fair Value Measurements at September 30, 2010
	September 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term investments	$ 1,900	$ 1,900	$ -	$ -

Our short-term investments consist of investment grade fixed income government securities with original maturities of greater than three months.  They are measured at fair value using prices quoted on active markets, and accordingly are classified within Level 1 of the valuation hierarchy.  See Note 5 for additional information.

5 –Investments

Short-term investments

Short-term investments consist of investment grade fixed income government securities with original maturities of greater than three months and less than one year. All short-term investments are classified as “available for sale.”

We did not hold any short-term investments as of December 31, 2009.  The following summarizes the short-term investments as of September 30, 2010, which were invested solely in U.S. government obligations (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010	$ 1,900	$ -	$ -	$ 1,900

Long-term investments

Long-term investments consist of investments with maturities greater than one year.  All long-term investments represent certificates of deposit, and are classified as “held to maturity” and are recorded at cost.

6 –Debt

On March 31, 2010, we entered into a Loan and Security Agreement (LSA) with Hercules Technology II, L.P. (HTGC) whereby we borrowed $10,000,000.  This loan bears an interest rate at the greater of 12.35%, or the Federal Reserve Prime Rate plus 7.10%, not to exceed 14%, and has a term of 42 months with interest-only payments for the first nine months.  In connection with this loan, we also issued to HTGC a detachable warrant to purchase 627,586 shares of our common stock which expires on March 30, 2015 (see Note 8 for additional information on the warrant).  The following table summarizes our debt included in our unaudited condensed consolidated balance sheet as of September 30, 2010 (in thousands):

	Principal	Unamortized Discount
Current portion	$ 2,670	$ 122
Long-term portion	7,330	243
Total	$ 10,000	$ 365

We allocated the $10,000,000 of proceeds received to both the debt and the detachable warrant based on the relative fair value of the debt instrument without the warrant and the warrant itself.  The relative fair value at the time of issuance was $9,574,000 and $426,000 for the debt and warrant, respectively.  The carrying value of the Company's long-term debt approximates fair value because the interest rate approximates current market rates available to the company.  The portion allocated to the warrant was recorded in additional paid-in capital, and will be amortized to interest expense as a discount to the principal balance of the debt.  As of September 30, 2010, we had not repaid any portion of the principal balance and had accrued interest of $103,000.  There are no financial covenants associated with this debt.  As of September 30, 2010, we were in compliance with all nonfinancial covenants.

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

	Three-Months Ended September 30,		Nine-Months Ended September 30,		Period from August 8, 2002 (Inception) to
	2010	2009	2010	2009	September 30, 2010
Research and Development	$ 254	$ 180	$ 704	$ 522	$ 3,209
General and administrative	263	298	749	892	5,874
Total stock-based compensation expense	$ 517	$ 478	$ 1,453	$ 1,414	$ 9,083

During the nine-months ended September 30, 2010, stock options to purchase 4,513,000 shares of common stock were awarded to employees, nonemployee directors, and consultants at a combined grant date fair value of $2,747,000.  There have been no significant changes to the assumptions used to calculate fair value from those which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. As of September 30, 2010, there were 15,142,000 shares of common stock issuable upon exercise of outstanding stock options and 11,452,000 shares of common stock available for issuance of future equity compensation awards in connection with our equity compensation plans.  As of September 30, 2010, there was $3,354,000 of total unrecognized compensation cost related to non-vested stock options, which will be amortized over the weighted average remaining service period of approximately one year.

8 – Stockholders’ Equity

Common Stock

We are authorized to issue 250,000,000 shares of common stock, with a par value of $0.001, of which 80,999,610 were issued and outstanding at both September 30, 2010 and December 31, 2009.

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.001, of which no shares were issued and outstanding at September 30, 2010 and December 31, 2009, respectively.

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

Equity Line

We presently have an Investment Agreement (“Investment Agreement”) with Dutchess Opportunity Fund, II, L.P. (formerly known as Dutchess Equity Fund, L.P.) (“Dutchess”), pursuant to which Dutchess committed to purchase up to $10,000,000 (but not to exceed 12,000,000 shares) of the Company’s common stock, subject to the terms and conditions of the Investment Agreement.  As of September 30, 2010, we have not issued any shares pursuant to this Investment Agreement.  This Investment Agreement expires in July 2012.

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

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our financial condition, operations, plans, objectives, goals, business strategies, future events, capital expenditures, future results, our competitive strengths, and the trends in our industry are forward-looking statements. The words “believe,” “may,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “appear,” “future,” “likely,” “probably,” “suggest,” “goal,” “potential” and similar expressions, as they relate to us, are intended to identify forward-looking statements.

Forward-looking statements reflect only our current expectations. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith as of the date of such statement and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished. Our actual results, performance or achievements could differ materially from those expressed in or inferred from the forward-looking statements due to a number of uncertainties, many of which are unforeseen, including:

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

In addition, you should refer to the “Risk Factors” section of this report for a discussion of other factors that may cause our actual results to differ materially from those implied by our forward-looking statements. Because of these factors or others, the forward-looking statements in this report may not prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all. Accordingly, you should not place undue reliance on these forward-looking statements. All subsequent written and oral forward looking statements attributable to us or the persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We undertake no obligation to update any forward looking statements, whether as a result of new information, future events or otherwise, except as may be required by applicable law or regulation.

General

We are a development stage biotechnology company focused on developing treatments for life threatening infectious diseases and acute cardiovascular disorders with synthetic small molecule compounds referred to as biomimetics. Using our proprietary computational drug design technology, we have created novel defensin mimetic antibiotic compounds, heparin antagonist compounds, and other drug compounds intended for human therapeutic use.  Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing and human clinical trials of our product candidates, exploring marketing channels and recruiting personnel.

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through September 30, 2010 was $60,593,000, and we expect to continue to incur substantial losses in future periods.   None of our product candidates have received regulatory approval for commercial sale and our product candidates may never be commercialized.  In addition, all of our product candidates are in the early stages of development and several programs are on hold pending additional financing.  The progress and results of our current and any future clinical trials or future pre‑clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected. Our development programs require a significant amount of cash to support the development of product candidates.

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

In March 2010, we successfully completed a Phase 1B clinical study in Canada with our novel defensin-mimetic antibiotic, PMX-30063. The data from the study suggest that administration of multiple doses of PMX-30063 can be well-tolerated at dose levels which showed bactericidal activity in blood samples drawn from subjects in the study. PMX-30063, a small-molecule mimetic of host defense proteins, has a novel mechanism of action distinct from other antibiotics, which is believed to make bacterial resistance unlikely to develop.  In September 2010, we initiated a Phase 2 trial in Canada for PMX-30063.

Our clinical studies to date have been, and in the future will continue to be, conducted in accordance with United States and International Conference on Harmonization (ICH) standards, and we plan to seek regulatory approval for PMX-30063 in both the United States and internationally.

FDA is actively working to revise certain of its guidance and in August 2010 issued draft guidance for clinical trial conduct, evaluation, clinical endpoints, and requirements for regulatory approval for antibiotic product candidates intended for use in acute bacterial infections, including skin and skin structure infections (ABSSSI), which has been the intended first clinical indication for PMX-30063.  Based on the potential impacts of revised final FDA guidance, there may be delays in completing Phase 2 clinical trials in the United States until there is additional clarity with respect to the final revised guidance. In addition, we plan to conduct a Phase 1 clinical trial studying the longer term administration of PMX-30063 before conducting a Phase 2 trial in the United States.  Furthermore, there has not been a new product candidate for heparin reversal considered by the FDA in recent years, and there has never to date been a product candidate for reversal of LMWH considered by the FDA.  As a result, our present plans for clinical development, including the cost and timing for development of our product candidates, may ultimately be substantially different than our present expectations, and there is no way of predicting what impacts on our timelines, cost projections, and clinical trials requirements may result from these changes in policy, requirements, standards, and guidance of the FDA and other regulatory authorities.

In June 2010, we completed a Phase 1B/2 clinical study to evaluate the safety and efficacy of PMX-60056 in reversing the anticoagulant activity of the low molecular weight heparin (LMWH) tinzaparin.   In August 2010, we completed a Phase 1B/2 dose-ranging clinical study evaluating heparin reversal with PMX-60056.  PMX-60056 met the study endpoints regarding both the reversal of varying heparin levels, and allowing re-anticoagulation and re-reversal. We intend to use these data to support the development of a Phase 2 clinical trial in patients undergoing interventional cardiology procedures, which we are planning to initiate late this year or early next year, subject to regulatory approval.

In October 2010, we had an end of Phase 1 meeting with the United States Food and Drug Administration (FDA), the primary purpose of which was to seek advice from the FDA on the next steps for the clinical development of PMX-60056. Based on comments received, we plan to study PMX-60056 in a Phase 2 clinical trial in interventional cardiology, such as Percutaneous Coronary Intervention (PCI) patients instead of next conducting a Phase 2 study in Coronary Artery Bypass Grafts (CABG), and anticipate filing a Phase 2 protocol with the FDA in the fourth quarter of 2010. Commencement of this Phase 2 clinical trial will depend on a variety of factors, including clearance of the protocol by the FDA, Institutional Review Board approvals at clinical study sites, and other regulatory processes, which can vary in duration. We are also evaluating the possibilities for other Phase 2 clinical trials, such as reversal of LMWH, as well as a Phase 2 clinical trial in CABG patients in the future.

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

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations for the three- and nine-months ended September 30, 2010 and 2009, and financial condition as of September 30, 2010 and December 31, 2009.

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

Results of Operations

Grant and contract revenues were $484,000 and $1,512,000 for the three and nine-month periods ended September 30, 2010, respectively.  This was an increase from $447,000 and $591,000 for the three- and nine-month periods ended September 30, 2009, respectively. The increases were due to several new grants and contracts that commenced during the third quarter of 2009 and continued into the third quarter of 2010.

Research and development expenses were $2,775,000 and $8,764,000 for the three and nine-month periods ended September 30, 2010, respectively.  This was an increase from $2,267,000 and $5,507,000 for the three and nine-month periods ended September 30, 2009, respectively. The increases were due to the additional Phase 1B activities completed in the second quarter of 2010 for PMX-60056, and drug manufacturing and other activities in preparation for Phase 2 clinical trials for PMX-30063 and PMX-60056, as well as increased costs associated with our research grants and contracts.

General and administrative expenses were $1,352,000 and $4,034,000 for the three and nine-month periods ended September 30, 2010, respectively.  General and administrative expenses remained relatively consistent with the same periods a year ago, which were $1,463,000 and $4,240,000 for the three and nine-month periods ended September 30, 2009, respectively.

Interest income was $35,000 and $73,000 for the three and nine-month periods ended September 30, 2010, respectively.  This was an increase from $6,000 and $47,000 for the three and nine-month periods ended September 30, 2009, respectively.  The increase was due to higher average cash and investment balances and higher interest rates in the current year.

Interest expense was $346,000 and $692,000 for the three and nine-month periods ended September 30, 2010, respectively.  This was an increase from $1,000 and $4,000 for the three and nine-month periods ended September 30, 2009, respectively.  The increase was due to interest on our $10,000,000 long-term debt which commenced on March 31, 2010 resulting in significantly higher interest expense than was incurred solely from our capital lease obligations in 2009.

Historical Cash Flows

Operating Activities. Cash used in operating activities was $9,213,000 and $7,364,000 for the nine-month periods ended September 30, 2010 and 2009, respectively.    The increase was driven primarily by an increase in research and development costs to advance our lead product candidates through Phase 1B clinical trials and preparations for Phase 2.

Investing Activities. Cash provided by or used in investing activities primarily represents cash paid for the purchase, and proceeds received from, the maturity of investments.  During the nine-month periods ended September 30, 2010 and 2009, $5,448,000 and $3,798,000 was used to purchase investments, respectively.  During the nine-month periods ended September 30, 2010 and 2009, $1,900,000 and $9,800,000 were received from the maturities of investments, respectively.

Financing Activities. To date, we have financed our operating and investing activities primarily from the proceeds from the sale of equity securities and issuance of debt. During the nine-month period ended September 30, 2010, we received net proceeds of $9,839,000 from the issuance of debt, and paid $106,000 in financing costs associated with our November 2009 equity financing and the filing of a shelf registration statement in 2010.  During the nine-month period ended September 30, 2009, we paid $114,000 in financing costs associated with our registration of securities under an equity line of credit and in preparation of our November 2009 equity financing, and paid $93,000 in principal associated with our then outstanding capital lease obligations.

Financial Condition, Liquidity and Capital Resources

In March 2010, we closed a debt financing for initial gross proceeds of $10,000,000, and in November 2009, we closed an equity financing for gross proceeds of $20,700,000.  Proceeds from these financing activities are being used to fund our ongoing clinical development of PMX-30063 and PMX-60056 and for general corporate purposes.  We may seek additional funds through equity or debt financing, among other sources, or through government grants and contracts. However, we may not be able to obtain additional funding on favorable terms, if at all. If we are unable to secure adequate additional funding in the future, we may delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business may be materially and adversely affected.

As of September 30, 2010 and December 31, 2009, we had cash and investment balances of approximately $24,448,000 and $23,974,000, respectively, and total liabilities of approximately $13,612,000 and $3,073,000, respectively.  The increase in our cash and investment balances from December 31, 2009 to September 30, 2010 was primarily attributable to proceeds received from our March 2010 debt financing, offset by cash used to fund our ongoing operations. The increase in our total liabilities was primarily attributable to our March 2010 debt financing.

We presently have an Investment Agreement (“Investment Agreement”) with Dutchess Opportunity Fund, II, L.P. (formerly known as Dutchess Equity Fund, L.P.) (“Dutchess”), pursuant to which Dutchess committed to purchase up to $10,000,000 (but not to exceed 12,000,000 shares) of our common stock, subject to the terms and conditions of the Investment Agreement.  As of September 30, 2010, we have not issued any shares pursuant to this Investment Agreement.  This Investment Agreement expires in July 2012.

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

We are a development stage company with a limited operating history.  As of September 30, 2010, we had an accumulated deficit of approximately $60,593,000.  We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the foreseeable future.  These losses, among other things, have had and will continue to have an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.

Because of the numerous risks and uncertainties associated with developing new drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.  Currently, we have no products available for commercial sale, and, to date, we have not generated any product revenue.  We have financed our operations and internal growth primarily through equity and debt financings.  We have devoted substantially all of our efforts to research and development, including current Good Manufacturing Practices (cGMP) manufacturing and current Good Laboratory Practices (cGLP) compliant toxicology, safety pharmacology, genotoxicity studies and clinical studies for our lead clinical product candidates.

If we are unable to meet our needs for additional funding in the future, we will be required to limit, scale back or cease operations.

We do not currently have the funding resources necessary to carry out all of our proposed operating activities.  We estimate that it will cost $65 to $85 million in research, drug development and clinical development costs over 30 - 42 months to file a New Drug Application (NDA) for PMX-30063, and a like amount for PMX-60056, in each case assuming adequate and timely financing. We will need to obtain additional financing in the future in order to fully fund these product candidates through the regulatory approval process. Costs of our proposed activities unrelated to our two lead product candidates would be in addition to these estimates.

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

➢  the timing and success of our clinical trials for PMX-30063 and PMX-60056;

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

Development of our product candidates is a lengthy, expensive and uncertain process that requires investment of substantial amounts of time and money that may not yield viable products which may cause our business and results of operations to suffer.

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

Our development programs require a significant amount of cash to support the development of product candidates. We estimate that it will cost $65 to $85 million in research, drug development and clinical development costs over 30-42 months to file an NDA for PMX-30063, and a like amount for PMX-60056, in each case assuming adequate and timely financing. We will need to obtain additional financing in the future. We may not be able to obtain such additional financing on terms acceptable to us or at all.

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

FDA is actively working to revise certain of its guidance and in August 2010 issued draft guidance for clinical trial conduct, evaluation, clinical endpoints, and requirements for regulatory approval for antibiotic product candidates intended for use in acute bacterial infections, including skin and skin structure infections (ABSSSI), which has been the intended first clinical indication for PMX-30063.  Based on the potential impacts of revised final FDA guidance, there may be delays in completing Phase 2 clinical trials in the United States until there is additional clarity with respect to the final revised guidance. In addition, we plan to conduct a Phase 1 clinical trial studying the longer term administration of PMX-30063 before conducting a Phase 2 trial in the United States.  Furthermore, there has not been a new product candidate for heparin reversal considered by the FDA in recent years, and there has never to date been a product candidate for reversal of LMWH considered by the FDA.  As a result, our present plans for clinical development, including the cost and timing for development of our product candidates, may ultimately be substantially different than our present expectations, and there is no way of predicting what impacts on our timelines, cost projections, and clinical trials requirements may result from these changes in policy, requirements, standards, and guidance of the FDA and other regulatory authorities.

Completion of clinical trials may take many years. The length of time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. The FDA and/or other foreign regulatory authorities monitor the progress of each phase of testing, and may require the modification, suspension, or termination of a trial if it is determined to present excessive risks to patients. The clinical trial process may also be accompanied by substantial delay and expense and the data generated in these studies ultimately may not be sufficient for marketing approval by the FDA and/or other foreign regulatory authorities. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:

➢  our inability to manufacture or obtain sufficient quantities of materials for use in clinical trials;

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

We are a development stage company and to date, our only revenues have been from research grants and contracts.  We will not be able to generate revenue from product sales or royalties unless and until we receive regulatory approval and begin commercialization of our product candidates or otherwise out license our compounds.  We are not certain of when, if ever, that will occur.  Although we intend to introduce products, we may not do so.  Because the expected markets for our products are not established, uncertain and evolving, and because we are a development stage company, it is difficult to assess or predict the growth rate, if any, and the size of this market.  We may not develop additional product candidates or be able to introduce products, a market for our products may not develop, and/or our products may not achieve market acceptance.

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

Our product candidates may not be commercially successful because physicians, government agencies and other third party payors may not accept them.  Third parties may develop superior products or have proprietary rights that preclude us from marketing our products.  We also expect that most of our product candidates will be very expensive, if approved.  If we do obtain regulatory approval for any of our product candidates, we will need to achieve patient acceptance and demand in order to be commercially successful.  Patient acceptance of and demand for any product candidates will depend upon many factors, including but not limited to, the extent, if any, of reimbursement of drug and treatment costs by government agencies and other third party payers, pricing, the safety and effectiveness of alternative products, and the prevalence and severity of side effects associated with our products.  If we do not achieve product acceptance and sufficient demand, we will not be able to sell any products that we may receive regulatory approval to introduce and our operating results and financial condition will be materially adversely affected.

We do not currently have sales, marketing or distribution capabilities.  If we fail to effectively sell, market and distribute any product candidate for which we receive regulatory approval, our business and results of operations will suffer.

If we are unable to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to successfully commercialize any of our product candidates that may receive regulatory approval in the future.  We currently have no sales, marketing or distribution capabilities.  In order to successfully commercialize any of our product candidates, we must either internally develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services.

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

We may be susceptible to product liability lawsuits from events arising out of the use of product candidates in clinical studies.  If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any products or product candidates.  Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products.  We may not be able to avoid product liability claims. Product liability insurance for the pharmaceutical and biotechnology industries is generally expensive, if available at all.  If we are unable to protect against potential product liability claims, we may be unable to commercialize our product candidates.  A successful product liability claim brought against us in excess of our insurance coverage may cause us to incur substantial liabilities and, as a result, our business may fail.

Due to our reliance on third party manufacturers, suppliers and research organizations, we may be unable to implement our manufacturing, supply and clinical operations strategies, which would materially harm our business.

If our current and future licensing, manufacturing and supply strategies are unsuccessful, then we may be unable to complete any preclinical or clinical trials and/or commercialize our product candidates in a timely manner, if at all.  Completion of any preclinical or clinical trials and/or commercialization of our product candidates will require access to, or development of, facilities to manufacture a sufficient supply of our product candidates, or the ability to license them to other companies to perform these functions.  We do not have the resources, facilities or experience to manufacture our product candidates on our own and do not intend to develop or acquire facilities for the manufacture of product candidates for pre‑clinical trials, clinical trials or commercial purposes in the foreseeable future.  We intend to continue to license technology and/or rely on contract manufacturers to produce sufficient quantities of our product candidates necessary for any pre‑clinical or clinical testing we undertake.  Such contract manufacturers may be the sole source of production and may have limited experience at manufacturing, formulating, analyzing, filling and finishing our types of product candidates.

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

All of our product candidates are licensed from, or based upon technologies licensed from, third parties.  We may acquire and/or license additional product candidates and/or technologies in the future.  Any product candidate or technology we license or acquire will likely require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities, if any.  All product candidates are prone to risks of failure inherent in biotechnology product development, including the possibility that the product candidate or product developed based on licensed technology will not be shown to be sufficiently safe and effective for approval by regulatory authorities.  In addition, we cannot assure you that any product candidate that we develop based on acquired or licensed technology that is granted regulatory approval will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace.  Moreover, integrating any newly acquired product could be expensive and time-consuming.  If we cannot effectively manage these aspects of our business strategy, our business may not succeed.

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

In November 2009 and March 2010, we obtained significant additional financing to fund the continued clinical development of our two lead drug candidates, PMX-30063 and PMX-60056. As a result, we have begun to expand our operations, including hiring of additional personnel. However, we may not be able to effectively grow and expand our business. Successful implementation of our business plan will require management of growth, which will result in an increase in the level of responsibility for management personnel. To manage growth effectively, we will be required to continue to implement and improve our operating and financial systems and controls to expand, train and manage our employee base. The management, systems and controls currently in place or to be implemented may not be adequate for such growth, and the steps taken to hire personnel and to improve such systems and controls might not be sufficient. If we are unable to manage our growth effectively, it will have a material adverse effect on our business, results of operations and financial condition.

Our executive officers and directors have the ability to significantly influence matters submitted to our stockholders for approval.

As of September 30, 2010, our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 13% of our common stock.  Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination.  On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share.  If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.  This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

In addition, the standards that the United States Patent and Trademark Office, (U.S. PTO), uses to grant patents can change.  Consequently, we may be unable to determine the type and extent of patent claims that will be issued to us or to our licensors in the future, if any patent claims are issued at all.  In addition, if the U.S. PTO and/or other patent offices where we file our patent applications increase the fees associated with filing and prosecuting patent applications we would incur higher expenses and our intellectual property strategy could be adversely affected.

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

FDA is actively working to revise certain of its guidance and in August 2010 issued draft guidance for clinical trial conduct, evaluation, clinical endpoints, and requirements for regulatory approval for antibiotic product candidates intended for use in acute bacterial infections, including skin and skin structure infections (ABSSSI), which has been the intended first clinical indication for PMX-30063.  Based on the potential impacts of revised final FDA guidance, there may be delays in completing Phase 2 clinical trials in the United States until there is additional clarity with respect to the final revised guidance. In addition, we plan to conduct a Phase 1 clinical trial studying the longer term safety of PMX-30063 before conducting a Phase 2 trial in the United States.  Furthermore, there has not been a new product candidate for heparin reversal considered by the FDA in recent years, and there has never to date been a product candidate for reversal of LMWH considered by the FDA.  As a result, our present plans for clinical development, including the cost and timing for development of our product candidates, may ultimately be substantially different than our present expectations, and there is no way of predicting what impacts on our timelines, cost projections, and clinical trials requirements may result from these changes in policy, requirements, standards, and guidance of the FDA and other regulatory authorities.

If competitors develop and market products that offer advantages as compared to our product candidates, our commercial opportunities will be limited.

Other companies have products and product candidates in development to treat the conditions we are seeking to ultimately treat.  If these competitors are able to develop products that are more effective, have fewer side effects, are less expensive or offer other advantages as compared to our product candidates, our commercial opportunities will be limited.  Furthermore, if our competitors commercialize competing products before we do, then our ability to penetrate the market and sell our products may be impaired.

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

     •   general trends related to the biopharmaceutical and biotechnological industries; and

     •   general conditions in the stock market

The stock market in general has experienced relatively large price and volume fluctuations. In particular, the market prices of securities of smaller biotechnology companies have experienced dramatic fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in its value. You should also be aware that price volatility may be worse if the trading volume of the common stock remains limited or declines.

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

Our certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock with a $0.001 par value and 10,000,000 preferred shares with a par value of $0.001, of which 80,999,610 common shares were issued and outstanding as of September 30, 2010. We may need to increase our authorized share count in order to issue additional shares of common stock in the future.  From time to time we also will increase the number of shares available for issuance in connection with our equity compensation plans and we may issue awards to our employees outside the terms of our stock plans. As of September 30, 2010, we had 11,452,000 additional shares of common stock reserved for future issuance under our stock plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

Moreover, in the past, we issued warrants and options to acquire shares of common stock. As of September 30, 2010, we had warrants and options to purchase 57,700,000 shares of our common stock. Warrants to purchase 4,372,000 shares of our common stock have weighted average anti-dilution protection if we sell certain securities at a price per share less than $1.16 per share. In addition, our Equity Line with Dutchess contemplates the issuance of up to 12,000,000 shares of our common stock to Dutchess, subject to certain restrictions and obligations.

The issuance of any securities for acquisition, licensing or financing efforts, upon conversion of any preferred stock or exercise of warrants and options, pursuant to our equity compensation plans, or otherwise may result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change in control of our corporation.

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

We review these provisions from time to time. Any delay or prevention of a change in control transaction or changes in our board of directors or management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a premium over the then current market price for their shares.

In addition, we have a stockholder rights plan pursuant to which we distributed rights to purchase shares of our Series C Preferred Stock. The rights become exercisable upon the earlier of ten business days after a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, 15% or more of our common stock then outstanding or ten business days after the commencement of a tender or exchange offer that would result in a person or group beneficially owning 15% or more of our common stock then outstanding. These rights may cause substantial dilution to a person or group that attempts to acquire us (or which otherwise acquires 15% or more of our common stock) on terms or in a manner not approved by our board of directors, except pursuant to an offer conditioned upon the negation, purchase or redemption of these rights. Accordingly, these rights could delay or discourage someone from acquiring our business, even if doing so would benefit our stockholders.

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

PolyMedix, Inc.

November 9, 2010                                                              By:          /s/ Nicholas Landekic

Date                                                                                       Nicholas Landekic

President & Chief Executive Officer (Principal Executive Officer)

November 9, 2010                                                            By:            /s/ Edward F. Smith

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