Form 10-Q
period 2011-03-31
POLYMEDIX, INC
filed 2011-05-09
CIK 1341843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of May 9, 2011 the issuer had 105,999,610 shares of issued and outstanding common stock, par value $0.001 per share.

POLYMEDIX, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	Page

CONDENSED CONSOLIDATED BALANCE SHEETS – as of March 31, 2011 and December 31, 2010	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – for the Three-Months Ended March 31, 2011 and 2010 and for the Period from August 8, 2002 (Inception) to March 31, 2011	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – for the Three-Months Ended March 31, 2011 and 2010 and for the Period from August 8, 2002 (Inception) to March 31, 2011	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PolyMedix, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(unaudited) (in thousands)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$ 14,256	$ 19,171
Prepaid expenses and other current assets	539	166
Grant and contract receivable	1,025	701
Total current assets	15,820	20,038

Property and Equipment:
Computers	616	616
Office furniture and lab equipment	734	734
Accumulated depreciation	(719)	(677)
Total property and equipment	631	673

Long-term investments	1,650	1,650
Long-term assets - other	80	84

TOTAL ASSETS	$ 18,181	$ 22,445

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 1,117	$ 1,112
Accrued expenses	1,112	1,530
Current portion of long-term debt	3,214	3,115
Total current liabilities	5,443	5,757

Long-term debt, less current portion	5,706	6,550
Deferred rent	919	935
Total liabilities	12,068	13,242

Commitments and contingencies	-	-

Stockholders' Equity:
Preferred Stock ($0.001 par value; 10,000 shares authorized; 0 issued and outstanding at March 31, 2011 and December 31, 2010)	-	-
Common Stock ($0.001 par value; 250,000 shares authorized; 81,000 issued and outstanding at March 31, 2011 and December 31, 2010)	81	81
Additional paid-in capital	73,872	73,326
Deficit accumulated during the development stage	(67,840)	(64,204)
Total stockholders' equity	6,113	9,203

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 18,181	$ 22,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three-Months Ended March 31,		For the period August 8, 2002 (Inception) to March 31,
	2011	2010	2011
Revenues:
Grant and research revenues	$ 799	$ 560	$ 7,504
Total revenues	799	560	7,504

Operating Expenses:
Research and development	2,643	2,810	45,559
General and administrative	1,487	1,281	30,085
Total operating expenses	4,130	4,091	75,644

Other Income and Expenses:
Interest income	18	7	1,709
Interest expense	(323)	-	(1,409)
Total other income (expense)	(305)	7	300

Net loss	$ (3,636)	$ (3,524)	$ (67,840)

Beneficial conversion feature on Series 2008 preferred stock, conversion inducement and dividends on Series 1 preferred stock	-	-	(11,118)

Net loss attributable to common stockholders	$ (3,636)	$ (3,524)	$ (78,958)

Net loss per common share - basic and diluted	$ (0.04)	$ (0.04)

Weighted average common shares outstanding - basic and diluted	81,000	81,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(unaudited) (in thousands)

	Three-Months Ended March 31,		For the period August 8, 2002 (Inception) to
	2011	2010	March 31, 2011
Cash Flows from Operating Activities:
Net loss	$ (3,636)	$ (3,524)	$ (67,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	42	47	952
Amortization	12	-	47
Accretion of discount on investment securities	-	-	(461)
Stock-based compensation	547	422	10,182
Non-cash interest expense	30	-	121
Non-cash interest income	(8)	-	(8)
(Increase) decrease in prepaid expenses and other current assets	(389)	145	(1,211)
Increase (decrease) in accounts payable, accrued expenses and deferred rent	(700)	201	2,862
Loss on disposal of fixed assets	-	-	23
Net cash used in operating activities	(4,102)	(2,709)	(55,333)

Cash Flows from Investing Activities:
Cash paid for property and equipment	-	-	(1,263)
Purchases of investments	-	(1,900)	(39,489)
Proceeds from maturities of investments	-	-	38,301
Net cash used in investing activities	-	(1,900)	(2,451)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, net of financing costs	(37)	(80)	62,411
Proceeds from warrant and stock option exercises	-	-	898
Principal payments on capital lease obligations	-	-	(331)
Proceeds from issuance of debt, net of issue costs	-	9,878	9,839
Principal payments on debt obligations	(776)	-	(776)
Net cash provided by (used in) financing activities	(813)	9,798	72,041

Net increase (decrease) in cash and cash equivalents	(4,915)	5,189	14,256

Cash and cash equivalents - beginning of period	19,171	23,974	-

Cash and cash equivalents - end of period	$ 14,256	$ 29,163	$ 14,256

Cash Paid for Interest	$ 301	$ -	$ 1,190

Non-Cash Investing Activities:
Capital expenditures acquired on account	$ -	$ -	$ 15

Non-Cash Financing Activities:
Accrued financing costs	$ 273	$ 5	$ 273
Accrued debt issue costs	$ -	$ 10	$ -

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

1 – Organization and Business Activities

We are a development stage biotechnology company focused on developing treatments for life threatening infectious diseases and patients with acute cardiovascular disorders with synthetic small molecule compounds that mimic the activity of large natural protein molecules, compounds referred to as biomimetics. Using our proprietary computational drug design technology, we have created novel defensin mimetic antibiotic compounds, novel heparin antagonist compounds, and other drug compounds intended for human therapeutic use. Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing and human clinical trials of our product candidates, exploring marketing channels and recruiting personnel.

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through March 31, 2011 was $67,840,000, and we expect to continue to incur substantial losses in future periods.   None of our product candidates have received regulatory approval for commercial sale and our product candidates may never be commercialized.  In addition, all of our product candidates are in the early stages of development and several programs are on hold pending additional financing.  Our development programs require a significant amount of cash to support the development of product candidates.  The progress and results of our current and any future clinical trials or future pre‑clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected.

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

In April 2011, we closed an equity financing for gross proceeds of $20,000,000, and in March 2010, we closed a debt financing for gross proceeds of $10,000,000.  Proceeds from these financing activities are being used to fund our ongoing clinical development of PMX-60056 and PMX-30063 and for general corporate purposes.  We may seek additional funds through equity or debt financing, among other sources, or through government grants and contracts. However, we may not be able to obtain additional funding on favorable terms, if at all. If we are unable to secure adequate additional funding in the future, we may delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business, operating results, financial condition and cash flows may be materially and adversely affected.

Interim Financial Information

The condensed consolidated financial statements include the accounts of PolyMedix, Inc. and its wholly-owned subsidiary, PolyMedix Pharmaceuticals, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.  The information as of March 31, 2011, and for the periods ended March 31, 2011 and 2010, and the period from August 8, 2002 (Inception) to March 31, 2011 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to state fairly the financial information set forth in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 included in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 7, 2011.

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

3 – Comprehensive Loss

Comprehensive loss consists of reported net loss and unrealized gains or losses on available for sale securities.  As of March 31, 2011, we did not have any components in addition to reported net loss which were included in comprehensive loss.  The comprehensive loss for each of the periods presented approximates the net loss in the condensed consolidated statements of operations.

4 –Long-term Investments

Long-term investments consist of investments with maturities greater than one year.  All long-term investments represent certificates of deposit, and are classified as “held to maturity” and are recorded at cost.

5 –Debt

On March 31, 2010, we entered into a Loan and Security Agreement (LSA) with Hercules Technology II, L.P. (HTGC) whereby we borrowed $10,000,000.  This loan bears an interest rate at the greater of 12.35%, or the Federal Reserve Prime Rate plus 7.10%, not to exceed 14%, and has a term of 42 months with interest-only payments for the first nine months.  In connection with this loan, we also issued to HTGC a detachable warrant to purchase 627,586 shares of our common stock which expires on March 30, 2015 (see Note 7 for additional information on the warrant).  The following table summarizes our debt included in our unaudited condensed consolidated balance sheet as of March 31, 2011 (in thousands):

	Principal	Unamortized Discount
Current portion	$ 3,336	$ 122
Long-term portion	5,888	182
Total	$ 9,224	$ 304

We allocated the $10,000,000 of proceeds received to both the debt and the detachable warrant based on the relative fair value of the debt instrument without the warrant and the warrant itself.  The relative fair value at the time of issuance was $9,574,000 and $426,000 for the debt and warrant, respectively.  The carrying value of the Company's long-term debt approximates fair value because the interest rate approximates current market rates available to the Company.  The portion allocated to the warrant was recorded in additional paid-in capital, and will be amortized to interest expense as a discount to the principal balance of the debt.  As of March 31, 2011, we had accrued interest of approximately $98,000.  There are no financial covenants associated with this debt.  We incurred $161,000 in debt issue costs in connection with securing the LSA, which we have recorded as an asset to be amortized over the life of the loan.

As of March 31, 2011, we were in compliance with all nonfinancial covenants.

6 – Stock-Based Compensation

We maintain equity compensation plans under which grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards may be granted to employees, non-employee directors and key advisors.  We have also granted certain awards outside of such equity compensation plans.  Since our inception on August 8, 2002, we have recognized equity compensation expense over the requisite service period using the Black-Scholes-Merton formula to estimate the fair value of stock options.  The following table summarizes the total stock-based compensation expense included in our unaudited condensed consolidated statements of operations (in thousands):

	Three-Months Ended March 31,		Period from August 8, 2002 (Inception) to
	2011	2010	March 31, 2011
Research and Development	$ 212	$ 204	$ 3,667
General and administrative	335	218	6,515
Total stock-based compensation expense	$ 547	$ 422	$ 10,182

During the three-months ended March 31, 2011, stock options to purchase 1,875,000 shares of common stock were awarded to employees and nonemployee directors at a combined grant date fair value of approximately $1,008,000.  There have been no significant changes to the assumptions used to calculate fair value from those which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. As of March 31, 2011, there were approximately 17,467,000 shares of common stock issuable upon exercise of outstanding stock options and approximately 9,127,000 shares of common stock available for issuance of future equity compensation awards in connection with our equity compensation plans.  As of March 31, 2011, there was approximately $3,511,000 of total unrecognized compensation cost related to non-vested stock options, which will be amortized over the weighted average remaining service period.

7 – Stockholders’ Equity

Common Stock

We are authorized to issue 250,000,000 shares of common stock, with a par value of $0.001, of which 80,999,610 were issued and outstanding at both March 31, 2011 and December 31, 2010.

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.001, of which no shares were issued and outstanding at March 31, 2011 and December 31, 2010, respectively.

Warrants

As of March 31, 2011, we had the following warrants outstanding to purchase shares of our common stock (number of warrants in thousands):

Warrant Series	Number of Warrants Outstanding	Exercise Price	Expiration Date
2007	2,489	$1.10	December 2012
Series A	22,285	$1.00	July 2013
Series B	6,368	$1.00	September 2013
Series C	6,417	$1.25	November 2014
HTGC	628	$1.16	March 2015
Total	38,187

All warrants are exercisable beginning five years prior to their expiration date.

Equity Line

We presently have an Investment Agreement (“Investment Agreement”) with Dutchess Opportunity Fund, II, L.P. (formerly known as Dutchess Equity Fund, L.P.) (“Dutchess”), pursuant to which Dutchess committed to purchase up to $10,000,000 (but not to exceed 12,000,000 shares) of the Company’s common stock, subject to the terms and conditions of the Investment Agreement.  As of March 31, 2011, we have not issued any shares pursuant to this Investment Agreement.  This Investment Agreement expires in July 2012.

8 – Subsequent Event

In April 2011, we completed an underwritten registered offering for gross proceeds of $20,000,000.  In connection with this offering, we issued 25,000,000 shares of our common stock and warrants to purchase 12,500,000 shares of our common stock at an exercise price of $0.80 per share.  The financial statements as of March 31, 2011 do not include any adjustments related to this offering except for financing costs incurred during the three-months ended March 31, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our Annual Report on  Form 10-K filed with the SEC on March 7, 2011, as well as our unaudited condensed consolidated financial statements and risk factors included in this report on Form 10-Q.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our financial condition, operations, plans, objectives, goals, business strategies, future events, capital expenditures, future results, our competitive strengths, and the trends in our industry are forward-looking statements. The words “believe,” “may,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “appear,” “future,” “likely,” “probably,” “suggest,” “goal,” “potential” and similar expressions, as they relate to us, are intended to identify forward-looking statements.

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

General

We are a development stage biotechnology company focused on developing treatments for life threatening infectious diseases and patients with acute cardiovascular disorders with synthetic small molecule compounds referred to as biomimetics. Using our proprietary computational drug design technology, we have created novel defensin mimetic antibiotic compounds, heparin antagonist compounds, and other drug compounds intended for human therapeutic use.  Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing and human clinical trials of our product candidates, exploring marketing channels and recruiting personnel.

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through March 31, 2011 was $67,840,000, and we expect to continue to incur substantial losses in future periods.   None of our product candidates have received regulatory approval for commercial sale and our product candidates may never be commercialized.  In addition, all of our product candidates are in the early stages of development and several programs are on hold pending additional financing.  The progress and results of our current and any future clinical trials or future pre‑clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected. Our development programs require a significant amount of cash to support the development of product candidates.

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

In February 2011, we initiated a Phase 2 clinical trial to assess the safety and efficacy of PMX-60056, in reversing Unfractionated Heparin (UFH) in patients undergoing Percutaneous Coronary Intervention (PCI) procedures.  This multi-center, open-label Phase 2 clinical study is intended to enroll up to 40 patients undergoing PCI in the United States. All patients will receive PMX-60056 by intravenous infusion, in a dose calculated to reduce the post-procedure Activated Clotting Time (ACT) to less than 20 seconds above the baseline level. The primary endpoint of the study is to evaluate the safety and efficacy of PMX-60056 in reversing UFH in a surgical setting. Data collected from this study are intended to support further development of PMX-60056 in larger and more diverse patient populations.

In September 2010, we initiated a Phase 2 clinical trial with PMX-30063.  This randomized, blinded, active controlled Phase 2 clinical trial is being conducted at multiple sites in Canada and Europe. The study objective is to evaluate the safety and efficacy of PMX-30063 as treatment for acute bacterial infections, including acute bacterial skin and skin structure infections (ABSSSI) caused by Staphylococcus aureus. The trial will enroll up to 200 patients that have ABSSSI due to either MSSA (methicillin-sensitive Staphylococcus aureus) or MRSA (methicillin-resistant Stephylococcus aureus, or drug resistant Staph). Patients will be randomized to receive one of three dosing regimens of PMX-30063 or daptomycin active control, and will have an early treatment assessment at 48 and 72 hours for clinical and microbiologic response. Following the treatment assessment, patients will be re-evaluated at day 10 to 15 for test of cure and again for safety at four weeks.    Our clinical studies to date have been, and in the future will continue to be, conducted in accordance with United States and International Conference on Harmonization (ICH) standards, and we plan to seek regulatory approval for PMX-30063 in both the United States and internationally.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations for the three-months ended March 31, 2011 and 2010, and financial condition as of March 31, 2011 and December 31, 2010.

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

Stock-based compensation

Since inception, we have used the Black-Scholes-Merton formula to estimate the fair value of stock options and warrants and have elected to continue to estimate the fair value of stock options and warrants using the Black-Scholes-Merton formula. The volatility and expected term assumptions have the most significant effect on the results obtained from the Black-Scholes-Merton formula.  As noted in our Annual Report on Form 10-K for the year ended December 31, 2010, we have to date assumed that stock options and warrants have an expected life of five years, representing about half of their contractual life, and assumed Common Stock volatility of between 41% and 75%. Higher estimates of volatility and expected life of the option increase the value of an option and the resulting expense. Given the absence of an active market for our Common Stock in prior periods, the fair value of our Common Stock has periodically been estimated using several criteria, including progress and milestones achieved in our research activities along with the price per share of our preferred and Common Stock offerings.

Results of Operations

Grant and contract revenues were $799,000 and $560,000 for the three-month periods ended March 31, 2011 and 2010, respectively.  This increase was due primarily to several new grants and contracts that commenced during the third quarter of 2010 and continued into the first quarter of 2011.

Research and development expenses were $2,643,000 and $2,810,000 for the three-month periods ended March 31, 2011 and 2010, respectively.  Research and development expenses remained relatively consistent with the same period a year ago as we were undergoing clinical trials in each period.

General and administrative expenses were $1,487,000 and $1,281,000 for the three-month periods ended March 31, 2011 and 2010, respectively.  General and administrative expenses remained relatively consistent with the same period a year ago.

Interest income was $18,000 and $7,000 for the three-month periods ended March 31, 2011 and 2010, respectively.  This increase was due to higher interest rates associated with our cash and investments in the current year.

Interest expense was $323,000 and $0 for the three-month periods ended March 31, 2011 and 2010, respectively.  This increase was due to interest on our long-term debt which commenced on March 31, 2010.

Historical Cash Flows

Operating Activities. Cash used in operating activities was $4,102,000 and $2,709,000 for the three-month periods ended March 31, 2011 and 2010, respectively.  This increase was driven primarily by a decrease in our accounts payable and accrued expense balances as well as an increase in our prepaid expense and other current assets balances.

Investing Activities. Cash provided by or used in investing activities primarily represents cash paid for the purchase, and proceeds received from, the maturity of investments.  During the three-month period ended March 31, 2011, we did not have any investing activities.  During the three-month period ended March 31, 2010, we purchased $1,900,000 of short-term investments.

Financing Activities. To date, we have financed our operating and investing activities primarily from the proceeds from the sale of equity securities and issuance of debt. During the three-month period ended March 31, 2011, we paid down approximately $776,000 in principal on our long term debt, and approximately $37,000 in fees related to our April 2011 underwritten registered offering.   During the three-month period ended March 31, 2010, we received net proceeds of approximately $9,878,000 from the issuance of debt, and paid approximately $80,000 in financing costs associated with our November 2009 equity financing and the filing of a shelf registration statement in 2010.

Financial Condition, Liquidity and Capital Resources

In April 2011, we completed an underwritten registered direct offering for gross proceeds of $20,000,000.  In March 2010, we closed a debt financing for initial gross proceeds of $10,000,000.  Proceeds from these financing activities are being used to fund our ongoing clinical development of PMX-60056 and PMX-30063 and for general corporate purposes.  We may seek additional funds through equity or debt financing, among other sources, or through government grants and contracts. However, we may not be able to obtain additional funding on favorable terms, if at all. If we are unable to secure adequate additional funding in the future, we may delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business may be materially and adversely affected.

As of March 31, 2011 and December 31, 2010, we had cash and investment balances of approximately $15,906,000 and $20,821,000, respectively, and total liabilities of approximately $12,068,000 and $13,242,000, respectively.  The decrease in our cash and investment balances from December 31, 2010 to March 31, 2011 was primarily attributable to cash used to fund our ongoing operations and clinical trials. The decrease in our total liabilities was primarily attributable to paying down a portion of the principal on our long-term debt.

We presently have an Investment Agreement (“Investment Agreement”) with Dutchess Opportunity Fund, II, L.P. (formerly known as Dutchess Equity Fund, L.P.) (“Dutchess”), pursuant to which Dutchess committed to purchase up to $10,000,000 (but not to exceed 12,000,000 shares) of our common stock, subject to the terms and conditions of the Investment Agreement.  As of March 31, 2011, we have not issued any shares pursuant to this Investment Agreement.  This Investment Agreement expires in July 2012.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have evaluated the information required under this item that was disclosed in our 2010 Annual Report on Form 10-K and believe there have been no material changes to this information.

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

We are a development stage company with a limited operating history.  As of March 31, 2011, we had an accumulated deficit of approximately $67,840,000.  We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the foreseeable future.  These losses, among other things, have had and will continue to have an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.

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

We believe that our current cash and investment balances as of the date of this filing will be sufficient to fund the completion of our ongoing Phase 2 studies for each PMX-60056 and PMX-30063, as well as fund our operations for at least the next 12 months. If we are unable to secure adequate additional funding in the future, we may delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business may be materially and adversely affected.

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

The FDA is actively working to revise certain of its guidance and in August 2010 issued draft guidance for clinical trial conduct, evaluation, clinical endpoints, and requirements for regulatory approval for antibiotic product candidates intended for use in acute bacterial infections, including , which has been the intended first clinical indication for PMX-30063.  Based on the potential impacts of revised final FDA guidance, there may be delays in the conduct of clinical trials in the United States.  Furthermore, there has not been a new product candidate for heparin reversal considered by the FDA in recent years, and there has never to date been a product candidate for reversal of LMWH considered by the FDA.  The FDA and/or other foreign regulatory authorities may in the future request clinical trial parameters that result in clinical trials that are too expensive or too difficult to demonstrate pharmacoeconomic and therapeutic benefits compared to current therapy. As a result, our present plans for clinical development, including the cost and timing for development of our product candidates, may ultimately be substantially different than our present expectations, and there is no way of predicting what impacts on our timelines, cost projections, and clinical trials requirements may result from these changes in policy, requirements, standards, and guidance of the FDA and other regulatory authorities.

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

We are highly dependent on our executive officers and other key management and technical personnel, including Nicholas Landekic, Bozena Korczak, Ph.D., Richard Scott, Ph.D., and Edward Smith.  The loss of any of them could have a material adverse effect on our future operations.  We presently do not maintain “key person” life insurance policies on any of our personnel.

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

In  March 2010 and April 2011, we obtained significant additional financing to fund the continued clinical development of our two lead drug candidates, PMX-30063 and PMX-60056. As a result, we have begun to expand our operations, including hiring of additional personnel. However, we may not be able to effectively grow and expand our business. Successful implementation of our business plan will require management of growth, which will result in an increase in the level of responsibility for management personnel. To manage growth effectively, we will be required to continue to implement and improve our operating and financial systems and controls to expand, train and manage our employee base. The management, systems and controls currently in place or to be implemented may not be adequate for such growth, and the steps taken to hire personnel and to improve such systems and controls might not be sufficient. If we are unable to manage our growth effectively, it will have a material adverse effect on our business, results of operations and financial condition.

Our executive officers and directors have the ability to significantly influence matters submitted to our stockholders for approval.

As of March 31, 2011, our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 15% of our common stock.  Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination.  On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share.  If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.  This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

If we issue additional shares in the future, it will likely result in the dilution of our existing stockholders.

Our certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock with a $0.001 par value and 10,000,000 preferred shares with a par value of $0.001, of which approximately 81,000,000 common shares were issued and outstanding as of March 31, 2011. We may need to increase our authorized share count in order to issue additional shares of common stock in the future.  From time to time we also will increase the number of shares available for issuance in connection with our equity compensation plans and we may issue awards to our employees outside the terms of our stock plans. As of March 31, 2011 we had approximately 9,127,000 additional shares of common stock reserved for future issuance under our stock plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

Moreover, in the past, we issued warrants and options to acquire shares of common stock. As of March 31, 2011, we had warrants and options to purchase approximately 55,653,000 shares of our common stock outstanding.  In addition, our Equity Line with Dutchess contemplates the issuance of up to 12,000,000 shares of our common stock to Dutchess, subject to certain restrictions and obligations.

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

We have never declared or paid a cash dividend on our common stock and we do not expect to pay cash dividends in the foreseeable future.  If we do have available cash, we intend to use it for research and development of our product candidates and for general corporate purposes.

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

Item 6.  Exhibits

Exhibit 10.1 –   Offer Letter, dated as of January 18, 2011, by and between the Company and R. Eric McAllister (Filed as an Exhibit to the Current Report on Form 8-K filed on January 24, 2011 and incorporated herein by reference.)

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

PolyMedix, Inc.

May 9, 2011                                                         By:          /s/ Nicholas Landekic

Date                                                                                       Nicholas Landekic

President & Chief Executive Officer (Principal Executive Officer)

May 9, 2011                                                       By:            /s/ Edward F. Smith

Date                                                                                       Edward F. Smith

Vice President, Finance &

Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

Exhibit 10.1

Offer Letter, dated as of January 18, 2011, by and between the Company and R. Eric McAllister (Filed as an Exhibit to the Current Report on Form 8-K filed on January 24, 2011 and incorporated herein by reference.)

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.