Form 10-Q
period 2011-06-30
POLYMEDIX, INC
filed 2011-08-09
CIK 1341843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

As of August 5, 2011 the issuer had 105,999,610 shares of issued and outstanding common stock, par value $0.001 per share.

POLYMEDIX, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	Page

CONDENSED CONSOLIDATED BALANCE SHEETS – as of June 30, 2011 and December 31, 2010	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – for the Three and Six-Months Ended June 30, 2011 and 2010 and for the Period from August 8, 2002 (Inception) to June 30, 2011	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – for the Six-Months Ended June 30, 2011 and 2010 and for the Period from August 8, 2002 (Inception) to June 30, 2011	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PolyMedix, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(unaudited) (in thousands)

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$ 28,103	$ 19,171
Prepaid expenses and other current assets	174	166
Grant and contract receivable	1,360	701
Total current assets	29,637	20,038

Property and Equipment:
Computers	624	616
Office furniture and lab equipment	734	734
Accumulated depreciation	(792)	(677)
Total property and equipment	566	673

Long-term investments	1,650	1,650
Long-term assets - other	73	84

TOTAL ASSETS	$ 31,926	$ 22,445

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 1,130	$ 1,112
Accrued expenses	1,083	1,530
Current portion of long-term debt	3,321	3,115
Total current liabilities	5,534	5,757

Long-term debt, less current portion	4,836	6,550
Deferred rent	902	935
Derivative liability	5,212	-
Total liabilities	16,484	13,242

Commitments and contingencies	-	-

Stockholders' Equity:
Preferred Stock ($0.001 par value; 10,000 shares authorized; 0 issued and outstanding at June 30, 2011 and December 31, 2010)	-	-
Common Stock ($0.001 par value; 250,000 shares authorized; 106,000 and 81,000 issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	106	81
Additional paid-in capital	88,392	73,326
Deficit accumulated during the development stage	(73,056)	(64,204)
Total stockholders' equity	15,442	9,203

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 31,926	$ 22,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three-Months Ended June 30,		Six-Months Ended June 30,		For the period August 8, 2002 (Inception) to June 30,
	2011	2010	2011	2010	2011
Revenues:
Grant and contract revenues	$ 334	$ 468	$ 1,133	$ 1,028	$ 7,838
Total revenues	334	468	1,133	1,028	7,838

Operating Expenses:
Research and development	2,674	3,179	5,317	5,989	48,233
General and administrative	1,900	1,401	3,387	2,682	31,985
Total operating expenses	4,574	4,580	8,704	8,671	80,218

Other Income (Expense):
Interest income	26	30	44	38	1,735
Interest expense	(302)	(346)	(625)	(346)	(1,711)
Loss on derivative instruments	(700)	-	(700)	-	(700)
Total other income (expense)	(976)	(316)	(1,281)	(308)	(676)

Net loss	$ (5,216)	$ (4,428)	$ (8,852)	$ (7,951)	$ (73,056)

Beneficial conversion feature on Series 2008 preferred stock, conversion inducement and dividends on Series 1 preferred stock	-	-	-	-	(11,118)

Net loss attributable to common stockholders	$ (5,216)	$ (4,428)	$ (8,852)	$ (7,951)	$ (84,174)

Net loss per common share - basic and diluted	$ (0.05)	$ (0.05)	$ (0.10)	$ (0.10)

Weighted average common shares outstanding - basic and diluted	103,222	81,000	92,111	81,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(unaudited) (in thousands)

	Six-Months Ended June 30,		For the period August 8, 2002 (Inception) to
	2011	2010	June 30, 2011
Cash Flows from Operating Activities:
Net loss	$ (8,852)	$ (7,951)	$ (73,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	115	94	1,025
Amortization	24	12	59
Accretion of discount on investment securities	-	(1)	(461)
Stock-based compensation	1,153	936	10,788
Non-cash interest expense	61	30	152
Non-cash interest income	(11)	-	(11)
Loss on derivative instruments	700	-	700
(Increase) decrease in prepaid expenses and other current assets	(667)	344	(1,489)
Increase (decrease) in accounts payable, accrued expenses and deferred rent	(628)	649	2,934
Loss on disposal of fixed assets	-	-	23
Net cash used in operating activities	(8,105)	(5,887)	(59,336)

Cash Flows from Investing Activities:
Cash paid for property and equipment	(8)	-	(1,271)
Purchases of investments	-	(3,798)	(39,489)
Proceeds from maturities of investments	-	1,900	38,301
Net cash used in investing activities	(8)	(1,898)	(2,459)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, net of financing costs	18,617	(88)	81,064
Proceeds from warrant and stock option exercises	-	-	898
Principal payments on capital lease obligations	-	-	(331)
Proceeds from issuance of debt, net of issue costs	(2)	9,878	9,837
Principal payments on debt obligations	(1,570)	-	(1,570)
Net cash provided by financing activities	17,045	9,790	89,898

Net increase in cash and cash equivalents	8,932	2,005	28,103

Cash and cash equivalents - beginning of period	19,171	23,974	-

Cash and cash equivalents - end of period	$ 28,103	$ 25,979	$ 28,103

Cash Paid for Interest	$ 584	$ 213	$ 1,473

Non-Cash Investing Activities:
Capital expenditures acquired on account	$ -	$ -	$ 15

Non-Cash Financing Activities:
Accrued financing costs	$ 167	$ 18	$ 167
Accrued debt issue costs	$ -	$ 40	$ -
Series D warrant issuance	$ 4,512	$ -	$ 4,512

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

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through June 30, 2011 was approximately $73,119,000, and we expect to continue to incur substantial losses in future periods.   None of our product candidates have received regulatory approval for commercial sale and our product candidates may never be commercialized.  In addition, all of our product candidates are in the early stages of development and several programs are on hold pending additional financing.  Our development programs require a significant amount of cash to support the development of product candidates.  The progress and results of our current and any future clinical trials or future pre‑clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected.

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

Interim Financial Information

The condensed consolidated financial statements include the accounts of PolyMedix, Inc. and its wholly-owned subsidiary, PolyMedix Pharmaceuticals, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.  The information as of June 30, 2011, and for the three- and six-month periods ended June 30, 2011 and 2010, and the period from August 8, 2002 (Inception) to June 30, 2011 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to state fairly the financial information set forth in accordance with accounting principles generally accepted in the United States of America. The interim results are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 included in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 7, 2011.

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

Derivative Financial Instruments

We account for certain outstanding warrants as derivative financial instruments in accordance with the interpretive guidance under Accounting Standards Codification (ASU) 815, “Derivatives and Hedging.”  Generally, we do not use derivative financial instruments to hedge exposures to cash flow or market risks. However, certain other financial instruments, specifically certain of our warrants, are classified as derivative liabilities on our statement of financial position which meet the scoping requirements of ASC 815-10-15.   Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period, with the gains and losses recorded currently in our statement of operations as other income and expense.  In doing so, it is necessary to make certain assumptions and estimates to value these derivatives.

2 – Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) relating to fair value disclosures, to add new requirements for disclosures about transfers into and out of Levels 1 and 2, and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The guidance in this ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which was effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In May 2011, the FASB issued an ASU which converges guidance with that of the International Accounting Standards Board (IASB) on how (not when) to measure fair value and on what disclosures to provide about fair value measurements.  While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some could change how the fair value measurement guidance in ASC 820 is applied.  The ASU is effective for interim and annual periods beginning after December 15, 2011.  We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

3 – Comprehensive Loss

Comprehensive loss consists of reported net loss and unrealized gains or losses on available for sale securities.  As of June 30, 2011, we did not have any components in addition to reported net loss which were included in comprehensive loss.  The comprehensive loss for each of the periods presented approximates the net loss in the condensed consolidated statements of operations.

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

As of December 31, 2010, we did not have any assets or liabilities measured at fair value which were in the scope of this guidance.  As of June 30, 2011, we did not have any financial or nonfinancial instruments carried at fair value measured on a nonrecurring basis. The following table provides financial and nonfinancial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2011 (in thousands):

Fair Value Measurements at June 30, 2011
	June 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability	$ 5,212	$ -	$ -	$ 5,212

The fair value of our derivative liabilities was determined using the Black-Scholes-Merton formula – a Level 3 input.  As of June 30, 2011, unobservable inputs included an exercise price of $0.80, expected life of five years, volatility of 67.66%, and 0% dividend rate.  Observable inputs included a current stock price of $0.75 and a five-year risk-free rate of 1.76%.

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the three and six months ended June 30, 2011 (in thousands).  We did not have any instruments measured at fair value with Level 3 inputs for the three and six months ended June 30, 2010:

	December 31, 2010	Warrant Issuance	Change in fair value	June 30, 2011
Derivative liability	$ -	$ 4,512	$ 700	$ 5,212

	March 31, 2011	Warrant Issuance	Change in fair value	June 30, 2011
Derivative liability	$ -	$ 4,512	$ 700	$ 5,212

5 –Long-term Investments

Long-term investments consist of investments with maturities greater than one year.  All long-term investments represent certificates of deposit, and are classified as “held to maturity” and are recorded at cost.

6 –Debt

On March 31, 2010, we entered into a Loan and Security Agreement (LSA) with Hercules Technology II, L.P. (HTGC) whereby we borrowed $10,000,000.  This loan bears an interest rate at the greater of 12.35%, or the Federal Reserve Prime Rate plus 7.10%, not to exceed 14%, and has a term of 42 months with interest-only payments for the first nine months.  In connection with this loan, we also issued to HTGC a detachable warrant to purchase 627,586 shares of our common stock which expires on March 30, 2015 (see Note 7 for additional information on the warrant).  The following table summarizes our debt included in our unaudited condensed consolidated balance sheet as of June 30, 2011 (in thousands):

	Principal	Unamortized Discount
Current portion	$ 3,442	$ 121
Long-term portion	4,988	152
Total	$ 8,430	$ 273

We allocated the $10,000,000 of proceeds received to both the debt and the detachable warrant based on the relative fair value of the debt instrument without the warrant and the warrant itself.  The relative fair value at the time of issuance was $9,574,000 and $426,000 for the debt and warrant, respectively.  The carrying value of the Company's long-term debt approximates fair value because the interest rate approximates current market rates available to the Company.  The portion allocated to the warrant was recorded in additional paid-in capital, and will be amortized to interest expense as a discount to the principal balance of the debt.  As of June 30, 2011, we had accrued interest of approximately $87,000.  There are no financial covenants associated with this debt.  As of June 30, 2011, we were in compliance with all nonfinancial covenants.  We incurred $164,000 in debt issue costs in connection with securing the LSA, which we have recorded as an asset to be amortized over the life of the loan.

7 – Derivative Financial Instruments

Generally, we do not use derivative financial instruments to hedge exposures to cash flow or market risks.  From time to time, we seek additional funding from debt and equity financing arrangements, which frequently include the issuance of warrants to purchase our common stock as additional terms necessary to secure such financing.  Occasionally, such warrants contain certain provisions that require derivative classification in our financial statements which, when evaluated with the financing transaction as a whole, are deemed acceptable by us given the facts and circumstances at the time of the financing transaction.

Currently, the only outstanding warrants classified as derivative financial instruments are the Series D warrants, issued in connection with an equity financing which we closed on April 11, 2011.  Upon issuance of any warrant, we evaluate the terms of the warrant in connection with ASC 815, “Derivatives and Hedging.”  Our Series D warrants contain a provision whereby the exercise price may be reduced upon the occurrence of certain events within our control, such as the future issuance of common stock or rights to purchase common stock at a price below the current exercise price of the Series D warrants.  Accordingly, the Series D warrants are recorded as a derivative liability on our statement of financial position, with subsequent changes to fair value recorded through earnings at each reporting period in our statement of operations as other income (expense). As a noncash item, each subsequent change in fair value is reflected in our statement of cash flows as a noncash adjustment to net loss under operating activities.  Upon exercise of these warrants, the cash inflow will be recorded as a financing activity on our statement of cash flows.  As of June 30, 2011, no Series D warrants have been exercised.

8 – Stock-Based Compensation

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

	Three-Months Ended June 30,		Six-Months Ended June 30,		Period from August 8, 2002 (Inception) to
	2011	2010	2011	2010	June 30, 2011
Research and Development	$ 247	$ 246	$ 459	$ 450	$ 3,914
General and administrative	360	268	694	486	6,874
Total stock-based compensation expense	$ 607	$ 514	$ 1,153	$ 936	$ 10,788

During the six-months ended June 30, 2011, stock options to purchase 2,130,000 shares of common stock were awarded to employees and nonemployee directors at a combined grant date fair value of approximately $1,145,000.  There have been no significant changes to the assumptions used to calculate fair value from those which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. As of June 30, 2011, there were approximately 17,721,500 shares of common stock issuable upon exercise of outstanding stock options and approximately 8,872,000 shares of common stock available for issuance of future equity compensation awards in connection with our equity compensation plans.  As of June 30, 2011, there was approximately $3,042,000 of total unrecognized compensation cost related to non-vested stock options, which will be amortized over the weighted average remaining service period.

9 – Stockholders’ Equity

Common Stock

We are authorized to issue up to 250,000,000 shares of common stock, with a par value of $0.001, of which 105,999,610 and 80,999,610 were issued and outstanding at June 30, 2011 and December 31, 2010, respectively.  In April 2011, we closed on an underwritten offering whereby we sold 25,000,000 units, consisting of one share of our common stock and a warrant to purchase one half share of our common stock at a price of $0.80 per unit.  In connection with this offering, we incurred financing costs of approximately $1,549,000, of which $167,000 was accrued as of June 30, 2011.

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, with a par value of $0.001, of which no shares were issued and outstanding at both June 30, 2011 and December 31, 2010.

Warrants

As of June 30, 2011, we had the following warrants outstanding to purchase shares of our common stock (number of warrants in thousands):

Warrant Series	Number of Warrants Outstanding	Exercise Price	Expiration Date
2007	2,489	$1.10	December 2012
Series A	22,285	$1.00	July 2013
Series B	6,368	$1.00	September 2013
Series C	6,417	$1.25	November 2014
HTGC	628	$1.16	March 2015
Series D	12,500	$0.80	April 2016
Total	50,687

All warrants are exercisable beginning five years prior to their expiration date.

In connection with our underwritten offering which closed in April 2011, we issued Series D warrants to purchase 12,500,000 shares of our common stock at an aggregate initial fair value of $4,512,500, which are classified as a derivative liability on our statement of financial position.  See footnote 7 for additional information.

Equity Line

We presently have an Investment Agreement (“Investment Agreement”) with Dutchess Opportunity Fund, II, L.P. (formerly known as Dutchess Equity Fund, L.P.) (“Dutchess”), pursuant to which Dutchess committed to purchase up to $10,000,000 (but not to exceed 12,000,000 shares) of the Company’s common stock, subject to the terms and conditions of the Investment Agreement.  As of June 30, 2011, we have not issued any shares pursuant to this Investment Agreement.  This Investment Agreement expires in July 2012.

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

➢  the conditions in the capital markets and the biopharmaceutical industry that may make raising capital or entering into strategic arrangements difficult and expensive;

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

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through June 30, 2011 was approximately $73,119,000, and we expect to continue to incur substantial losses in future periods.   None of our product candidates have received regulatory approval for commercial sale and our product candidates may never be commercialized.  In addition, all of our product candidates are in the early stages of development and several programs are on hold pending additional financing.  The progress and results of our current and any future clinical trials or future pre‑clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected. Our development programs require a significant amount of cash to support the development of product candidates.

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

In September 2010, we initiated a Phase 2 clinical trial with PMX-30063.  This randomized, blinded, active controlled Phase 2 clinical trial is being conducted at multiple sites in Canada and Europe. The study objective is to evaluate the safety and efficacy of PMX-30063 as treatment for acute bacterial infections, including acute bacterial skin and skin structure infections (ABSSSI) caused by Staphylococcus aureus. The trial is intended to enroll up to 200 patients that have ABSSSI due to either MSSA (methicillin-sensitive Staphylococcus aureus) or MRSA (methicillin-resistant Staphylococcus aureus). Patients will be randomized to receive one of three dosing regimens of PMX-30063 or daptomycin active control, and will have an early treatment assessment at 48 and 72 hours for clinical and microbiologic response. Following the treatment assessment, patients will be re-evaluated at day 10 to 15 for test of cure and again for safety at four weeks.    Our clinical studies to date have been, and in the future will continue to be, conducted in accordance with United States and International Conference on Harmonization (ICH) standards. We plan to seek regulatory approval for PMX-30063 in both the United States and internationally.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations for the three- and six-months ended June 30, 2011 and 2010, and financial condition as of June 30, 2011 and December 31, 2010.

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

Results of Operations

Grant and contract revenues were $334,000 and $1,133,000 for the three- and six-month periods ended June 30, 2011, respectively.  This was a decrease from $468,000 for the three-month period ended June 30, 2010, and an increase from $1,028,000 for the six-month period ended June 30, 2010.  The quarter to date decrease was due primarily to two grants and contracts which completed during the second quarter of 2011, however the year to date increase was due primarily to several new grants and contracts that commenced during the third quarter of 2010 and continued into the first quarter of 2011.

Research and development expenses were $2,674,000 and $5,317,000 for the three- and six-month periods ended June 30, 2011, respectively.  This was a decrease from $3,179,000 and $5,989,000 for the three- and six-month periods ended June 30, 2010, respectively.  These decreases are due primarily by significant decreases in drug development and Phase 2 enabling activities which took place in 2010, partially offset by increases in clinical development costs for clinical trials currently underway and salary increases for research and development staff hired after June 30, 2010.

General and administrative expenses were $1,900,000 and $3,387,000 for the three- and six-month periods ended June 30, 2011, respectively.  This was an increase from $1,401,000 and $2,682,000 for the three- and six-month periods ended June 30, 2010, respectively.  These increases are due primarily to increases in patent legal costs along with increases in investor and public relations activities, partially offset by decreases in general consulting and recruiting costs.

Interest income was $26,000 and $44,000 for the three- and six-month periods ended June 30, 2011, respectively.  This was consistent with $30,000 and $38,000 for the three- and six-month periods ended June 30, 2010, respectively.  The increases and decreases in interest income are primarily driven by money market interest rates and average cash balances.

Interest expense was $302,000 and $625,000 for the three- and six-month periods ended June 30, 2011, respectively.  This was a decrease from $346,000 for the three-month period ended June 30, 2010, and an increase from $346,000 for the six-month period ended June 30, 2010.  The quarter to date decrease is due to the interest-only period on our debt ending on December 31, 2010, leading to the payment of more principal and less interest during the second quarter of 2011.  The year to date increase is due to having interest payments on our debt, which we did not obtain until March 2010.

Loss on derivative instruments was $700,000 for the three- and six-month periods ended June 30, 2011, respectively.  This is an increase from $0 for the three- and six-month periods ended June 30, 2010, respectively.  In April 2011, we closed on an equity financing which included the issuance of Series D warrants with certain provisions requiring the warrants to be classified as derivative liabilities.  The warrants are adjusted for changes in fair value at each reporting period, and such changes are recorded through earnings.  Due to increases in our stock price since the initial issuance of these warrants, the fair value increased during the second quarter, resulting in an increase in the liability and the loss.

Historical Cash Flows

Operating Activities. Cash used in operating activities was $8,105,000 and $5,887,000 for the six-month periods ended June 30, 2011 and 2010, respectively.  This increase was driven primarily by a decrease in our accounts payable and accrued expense balances as well as an increase in our prepaid expense and other current assets balances.

Investing Activities. Cash used in investing activities primarily represents cash paid for the purchase of investments offset by the proceeds from the maturity of such investments.  During the six-month period ended June 30, 2011, we purchased approximately $8,000 in computer equipment.  During the six-month period ended June 30, 2010, we purchased $3,798,000 of short-term investments and received proceeds of $1,900,000 on the maturity of short-term investments.

Financing Activities. To date, we have financed our operating and investing activities primarily from the proceeds from the sale of equity securities and issuance of debt. During the six-month period ended June 30, 2011, we paid down approximately $1,570,000 in principal on our long term debt, and received net proceeds of approximately $18,617,000 from our April 2011 underwritten registered offering.   During the six-month period ended June 30, 2010, we received net proceeds of approximately $9,878,000 from the issuance of debt, and paid approximately $88,000 in financing costs associated with our November 2009 equity financing and the filing of a shelf registration statement in 2010.

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

As of June 30, 2011 and December 31, 2010, we had cash and investment balances of approximately $29,753,000 and $20,821,000, respectively, and total liabilities of approximately $16,547,000 and $13,242,000, respectively.  The increase in our cash and investment balances from December 31, 2010 to June 30, 2011 was primarily attributable to cash proceeds from an underwritten registered direct offering completed in April 2011. The increase in our total liabilities was primarily attributable to the nonrecurring, noncash issuance of Series D warrants classified as a derivative liability, partially offset by paying down a portion of the principal on our long-term debt.

We presently have an Investment Agreement (“Investment Agreement”) with Dutchess Opportunity Fund, II, L.P. (formerly known as Dutchess Equity Fund, L.P.) (“Dutchess”), pursuant to which Dutchess committed to purchase up to $10,000,000 (but not to exceed 12,000,000 shares) of our common stock, subject to the terms and conditions of the Investment Agreement.  As of June 30, 2011, we have not issued any shares pursuant to this Investment Agreement.  This Investment Agreement expires in July 2012.

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

We are a development stage company with a limited operating history.  As of June 30, 2011, we had an accumulated deficit of approximately $73,119,000.  We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the foreseeable future.  These losses, among other things, have had and will continue to have an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.

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

The FDA is actively working to revise certain of its guidance and in August 2010 issued draft guidance for clinical trial conduct, evaluation, clinical endpoints, and requirements for regulatory approval for antibiotic product candidates intended for use in acute bacterial infections, including acute bacterial skin and skin structure infections (ABSSSI) caused by Staphylococcus aureus, which has been the intended first clinical indication for PMX-30063.  Based on the potential impacts of revised final FDA guidance, there may be delays in the conduct of clinical trials in the United States.  Furthermore, there has not been a new product candidate for heparin reversal considered by the FDA in recent years, and there has never to date been a product candidate for reversal of LMWH considered by the FDA.  The FDA and/or other foreign regulatory authorities may in the future request clinical trial parameters that result in clinical trials that are too expensive or too difficult to demonstrate pharmacoeconomic and therapeutic benefits compared to current therapy. As a result, our present plans for clinical development, including the cost and timing for development of our product candidates, may ultimately be substantially different than our present expectations, and there is no way of predicting what impacts on our timelines, cost projections, and clinical trials requirements may result from these changes in policy, requirements, standards, and guidance of the FDA and other regulatory authorities.

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

In March 2010 and April 2011, we obtained significant additional debt and equity financing to fund the continued clinical development of our two lead drug candidates, PMX-30063 and PMX-60056. As a result, we have begun to expand our operations, including hiring of additional personnel. However, we may not be able to effectively grow and expand our business. Successful implementation of our business plan will require management of growth, which will result in an increase in the level of responsibility for management personnel. To manage growth effectively, we will be required to continue to implement and improve our operating and financial systems and controls to expand, train and manage our employee base. The management, systems and controls currently in place or to be implemented may not be adequate for such growth, and the steps taken to hire personnel and to improve such systems and controls might not be sufficient. If we are unable to manage our growth effectively, it will have a material adverse effect on our business, results of operations and financial condition.

Our executive officers and directors have the ability to significantly influence matters submitted to our stockholders for approval.

As of June 30, 2011, our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 9.5% of our common stock.  Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination.  On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share.  If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.  This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock with a $0.001 par value and up to 10,000,000 preferred shares with a par value of $0.001, of which approximately 106,000,000 common shares were issued and outstanding as of June 30, 2011. We may need to increase our authorized share count in order to issue additional shares of common stock in the future.  From time to time we also will increase the number of shares available for issuance in connection with our equity compensation plans and we may issue awards to our employees outside the terms of our stock plans. As of June 30, 2011 we had approximately 8,872,000 additional shares of common stock reserved for future issuance under our stock plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

Moreover, in the past, we issued warrants and options to acquire shares of common stock. As of June 30, 2011, we had warrants and options to purchase approximately 68,409,000 shares of our common stock outstanding.  In addition, our Equity Line with Dutchess contemplates the issuance of up to 12,000,000 shares of our common stock to Dutchess, subject to certain restrictions and obligations.

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

Item 5.  Other Information

On August 8, 2011, Eric McAllister’s employment with us terminated.  Eric McAllister was formerly Chief Medical Officer of PolyMedix from November 2006 to January 2011.  In January 2011, Eric McAllister (68) assumed a new, non-executive officer role as Vice President of Cardiovascular Clinical Development.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PolyMedix, Inc.

August 9, 2011                                                     By:          /s/ Nicholas Landekic

Date                                                                                       Nicholas Landekic

President & Chief Executive Officer (Principal Executive Officer)

August 9, 2011                                                   By:            /s/ Edward F. Smith

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

Exhibit 101

The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text

* Filed herewith.