Form 10-Q
period 2011-09-30
POLYMEDIX, INC
filed 2011-11-09
CIK 1341843

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐   Accelerated filer☒ Non-accelerated filer☐ Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of November 8, 2011 the issuer had 105,999,610 shares of issued and outstanding common stock, par value $0.001 per share.

POLYMEDIX, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	Page

CONDENSED CONSOLIDATED BALANCE SHEETS – as of September 30, 2011 and December 31, 2010	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – for the Three and Nine-Months Ended September30, 2011 and 2010 and for the Period from August 8, 2002 (Inception) to September 30, 2011	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – for the Nine-Months Ended September 30, 2011 and 2010 and for the Period from August 8, 2002 (Inception) to September 30, 2011	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.
PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(unaudited) (in thousands)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$23,259	$19,171
Prepaid expenses and other current assets	125	166
Grant and contract receivable	1,262	701
Short-term investments	1,650	-
Total current assets	26,296	20,038

Property and Equipment:
Computers	624	616
Office furniture and lab equipment	909	734
Accumulated depreciation	(865)	(677)
Total property and equipment	668	382

Long-term investments	-	1,650
Long-term assets - other	46	84

TOTAL ASSETS	$27,010	$22,445

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,320	$1,112
Accrued expenses	1,661	1,530
Current portion of long-term debt	3,430	3,115
Total current liabilities	6,411	5,757

Long-term debt, less current portion	3,937	6,550
Deferred rent	886	935
Derivative liability	3,949	-
Total liabilities	15,183	13,242

Commitments and contingencies	-	-

Stockholders' Equity:
Preferred Stock ($0.001 par value; 10,000 shares authorized; 0 issued and outstanding at September 30, 2011 and December 31, 2010)	-	-
Common Stock ($0.001 par value; 250,000 shares authorized; 106,000 and 81,000 issued and outstanding at September 30, 2011 and December 31, 2010)	106	81
Additional paid-in capital	88,921	73,326
Deficit accumulated during the development stage	(77,200)	(64,204)
Total stockholders' equity	11,827	9,203

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,010	$22,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three-Months Ended September 30,		Nine-Months Ended September 30,		For the period August 8, 2002 (Inception) to September 30,
	2011	2010	2011	2010	2011
Revenues:
Grant and contract revenues	$387	$484	$1,521	$1,512	$8,226
Total revenues	387	484	1,521	1,512	8,226

Operating Expenses:
Research and development	3,608	2,775	8,926	8,764	51,842
General and administrative	1,926	1,352	5,313	4,034	33,911
Total operating expenses	5,534	4,127	14,239	12,798	85,753

Other Income (Expense):
Interest income	21	35	64	73	1,755
Interest expense	(279)	(346)	(905)	(692)	(1,991)
Gain on derivative instruments	1,263	-	563	-	563
Total other income (expense)	1,005	(311)	(278)	(619)	327

Net loss	$(4,142)	$(3,954)	$(12,996)	$(11,905)	$(77,200)

Beneficial conversion feature on Series 2008 preferred stock, conversion inducement and dividends on Series 1 preferred stock	-	-	-	-	(11,118)

Net loss attributable to common stockholders	$(4,142)	$(3,954)	$(12,996)	$(11,905)	$(88,318)

Net loss per common share - basic and diluted	$(0.04)	$(0.05)	$(0.13)	$(0.15)

Weighted average common shares outstanding - basic and diluted	106,000	81,000	96,808	81,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited) (in thousands)

	Nine-Months Ended September 30,		For the period August 8, 2002 (Inception) to
	2011	2010	September 30, 2011
Cash Flows from Operating Activities:
Net loss	$(12,996)	$(11,905)	$(77,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	188	139	1,098
Amortization	36	23	71
Accretion of discount on investment securities	-	(2)	(461)
Stock-based compensation	1,683	1,453	11,318
Non-cash interest expense	91	60	182
Non-cash interest income	(12)	-	(12)
Gain on derivative instruments	(563)	-	(563)
(Increase) decrease in prepaid expenses and other current assets	(505)	464	(1,327)
Increase in accounts payable, accrued expenses and deferred rent	289	555	3,851
Loss on disposal of fixed assets	-	-	23
Net cash used in operating activities	(11,789)	(9,213)	(63,020)

Cash Flows from Investing Activities:
Cash paid for property and equipment	(183)	(48)	(1,446)
Purchases of investments	-	(5,448)	(39,489)
Proceeds from maturities of investments	-	1,900	38,301
Net cash used in investing activities	(183)	(3,596)	(2,634)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, net of financing costs	18,451	(106)	80,898
Proceeds from warrant and stock option exercises	-	-	898
Principal payments on capital lease obligations	-	-	(331)
Proceeds from issuance of debt, net of issue costs	(2)	9,839	9,837
Principal payments on debt obligations	(2,389)	-	(2,389)
Net cash provided by financing activities	16,060	9,733	88,913

Net increase (decrease) in cash and cash equivalents	4,088	(3,076)	23,259

Cash and cash equivalents - beginning of period	19,171	23,974	-

Cash and cash equivalents - end of period	$23,259	$20,898	$23,259

Cash Paid for Interest	$841	$528	$1,730

Non-Cash Investing Activities:
Capital expenditures acquired on account	$-	$440	$15

Non-Cash Financing Activities:
Accrued financing costs	$-	$-	$167
Series D warrant issuance	$4,513	$-	$4,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements

In these condensed consolidated financial statements, “PolyMedix,”“we,”“us” and “our” refer to PolyMedix, Inc. and its wholly owned subsidiary PolyMedix Pharmaceuticals, Inc., and "Common Stock" refers to the common stock, par value $0.001 per share of PolyMedix, Inc.

1 – Organization and Business Activities

We are a development stage biotechnology company focused on developing treatments for life threatening infectious diseases and patients with acute cardiovascular disorders with synthetic small molecule compounds that mimic the activity of large natural protein molecules, compounds referred to as biomimetics. Using our proprietary drug discovery platform, we have created novel defensin mimetic antibioticcompounds, novel heparin antagonist compounds,and other drug compounds intended for human therapeutic use. Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing and human clinical trials of our product candidates, exploring marketing channels and recruiting personnel.

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through September 30, 2011was approximately $77,200,000, and we expect to continue to incur substantial losses in future periods. None of our product candidates have received regulatory approval for commercial sale and our product candidates may never be commercialized.  In addition, all of our product candidates are in the early stages of development and several programs are on hold pending additional financing.  Our development programs require a significant amount of cash to support the development of product candidates.The progress and results of our current and any future clinical trials or future pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected.

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

In April 2011, we closed an equity financing for gross proceeds of $20,000,000, and in March 2010, we closed a debt financing for gross proceeds of $10,000,000.  Proceeds from these financing activities are being used to fund our ongoing clinical development of our lead product candidates PMX-60056and PMX-30063and for general corporate purposes.  We may seek additional funds through equity or debt financing, among other sources, or through government grants and contracts.  We may not, however, be able to obtain additional funding on favorable terms, if at all. If we are unable to secure adequate additional funding in the future, we may delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business, operating results, financial condition and cash flows may be materially and adversely affected.

Interim Financial Information

The condensed consolidated financial statements include the accounts of PolyMedix, Inc. and its wholly-owned subsidiary, PolyMedix Pharmaceuticals, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.  The information as of September 30, 2011, and for the three- and nine-month periods ended September 30, 2011 and 2010, and the period from August 8, 2002 (Inception) to September 30, 2011 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to state fairly the financial information set forth in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The interim results are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 included in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commissionon March 7, 2011.

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

Derivative Financial Instruments

We account for certain outstanding warrants as derivative financial instruments in accordance with the interpretive guidance under Accounting Standards Codification (ASC) 815, “Derivatives and Hedging.”  Generally, we do not use derivative financial instruments to hedge exposures to cash flow or market risks. However, certain other financial instruments, specificallycertain of our warrants, are classified as derivative liabilities on our statement of financial position which meet the scoping requirements of ASC 815-10-15.   Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period, with the gains and losses recorded currently in our statement of operations as other income and expense.  In doing so, it is necessary to make certain assumptions and estimates to value these derivatives.

2 – Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) relating to fair value disclosures, to add new requirements for disclosures about transfers into and out of Levels 1 and 2, and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.The guidance in this ASU is effective for the first reporting period (including interim periods) beginning afterDecember 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which was effective for fiscal years beginning afterDecember 15, 2010, and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In May 2011, the FASB issued an ASU which converges guidance with that of the International Accounting Standards Board (IASB) on how to measure fair value and on what disclosures to provide about fair value measurements.  While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands Accounting Standards Codification (ASC) 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards. However, some could change how the fair value measurement guidance in ASC 820 is applied.  The ASU is effective for interim and annual periods beginning after December 15, 2011.  We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

3 – Comprehensive Loss

Comprehensive lossconsists of reported net loss and unrealized gains or losses on available for sale securities.  As of September 30, 2011, we did not have any components in addition to reported net loss which were included in comprehensive loss.The comprehensive loss for each of the periods presented approximates the net loss in the condensed consolidated statements of operations.

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

As of December 31, 2010, we did not have any assets or liabilities measured at fair value which were in the scope of this guidance.  As of September 30, 2011, we did not have any financial or nonfinancial instruments carried at fair value measured on a nonrecurring basis. The following table provides financial and nonfinancial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2011 (in thousands):

		Fair Value Measurements at September 30, 2011
	September 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability	$3,949	$-	$-	$3,949

The fair value of our derivative liabilities was determined using the Black-Scholes-Merton formula – a Level 3 input.  As of September 30, 2011, unobservable inputs included an exercise price of $0.80, expected life of 4.53 years, volatility of 67.30%, a 4.53-year interpolated risk-free rate of 0.83%, and 0% dividend rate.  The only observable inputwas our current stock price of $0.65.

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the three and nine months ended September 30, 2011 (in thousands).  We did not have any instruments measured at fair value with Level 3 inputs for the three and nine months ended September 30, 2010:

	December 31, 2010	Warrant Issuance	Change in fair value	September 30, 2011
Derivative liability	$-	$4,512	$(563)	$3,949

	June 30, 2011	Warrant Issuance	Change in fair value	September 30, 2011
Derivative liability	$5,212	$-	$(1,263)	$3,949

5 –Investments

As of September 30, 2011, we held only short-term investments, consisting of investments with maturities less than one year.  All short-term investments represent certificates of deposit which are expected to be redeemed in the next 12 months, and are classified as “held to maturity” and are recorded at cost.  At December 31, 2010, we held only long-term investments, consisting of investments with maturities greater than one year.  All long-term investments represented certificates of deposit classified as “held to maturity” and recorded at cost.

6 –Debt

On March 31, 2010, we entered into a Loan and Security Agreement (LSA) with Hercules Technology II, L.P. (HTGC) whereby we borrowed $10,000,000.  This loan bears an interest rate at the greater of 12.35%, or the Federal Reserve Prime Rate plus 7.10%, not to exceed 14%, and has a term of 42 months with interest-only payments for the first nine months.  In connection with this loan, we also issued to HTGC a detachable warrant to purchase 627,586 shares of our common stock which expires on March 30, 2015 (see Note 9for additional information on the warrant).  The following table summarizes our debt included in our unaudited condensed consolidated balance sheet as of September 30, 2011 (in thousands):

	Principal	Unamortized Discount
Current portion	$3,551	$121
Long-term portion	4,059	122
Total	$7,610	$243

We allocated the $10,000,000 of proceeds received to both the debt and the detachable warrant based on the relative fair value of the debt instrument without the warrant and the warrant itself.  The relative fair value at the time of issuance was $9,574,000 and $426,000 for the debt and warrant, respectively.  The carrying value of the Company's long-term debt approximates fair value because the interest rate approximates current market rates available to the Company.  The portion allocated to the warrant was recorded in additional paid-in capital, and will be amortized to interest expense as a discount to the principal balance of the debt.  As of September 30, 2011, we had accrued interest of approximately $78,000.  There are no financial covenants associated with this debt.  As of September 30, 2011, we were in compliance with all nonfinancial covenants.  We incurred $164,000 in debt issue costs in connection with securing the LSA, which we have recorded as an asset to be amortized over the life of the loan.

7 –Derivative Financial Instruments

Generally, we do not use derivative financial instruments to hedge exposures to cash flow or market risks.  From time to time, we seek additional funding from debt and equity financing arrangements, which frequently include the issuance of warrants to purchase our common stock.  Occasionally, such warrants contain certain provisions that require derivative classification in our financial statements.

Currently, the only outstanding warrants classified as derivative financial instruments are the Series D warrants, issued in connection with an equity financing that we closed in April, 2011.  Upon issuance of any warrant, we evaluate the terms of the warrant in connection with ASC 815, “Derivatives and Hedging.”  Our Series D warrants contain a provision whereby the exercise price may be reduced upon the occurrence of certain events within our control, such as the future issuance of common stock or rights to purchase common stock at a price below the current exercise price of the Series D warrants.  Accordingly, the Series D warrants are recorded as a derivative liability on our statement of financial position, with subsequent changes to fair value recorded through earnings at each reporting period in our statement of operations as other income (expense). As anoncash item, each subsequent change in fair value is reflected in our statement of cash flows as a noncash adjustment to net loss under operating activities.  Upon exercise of these warrants, the cash inflow will be recorded as a financing activity on our statement of cash flows.  As of September 30, 2011, no Series D warrants have been exercised.

8– Stock-Based Compensation

We maintain equity compensation plans under which grants of incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, stock units and other stock-based awards may begranted to employees, non-employee directors and key advisors.  We have also granted certain awards outside of such equity compensation plans.  Since our inception on August 8, 2002, we have recognized equity compensation expense over the requisite service period using the Black-Scholes-Merton formula to estimate the fair value of stock options.  The following table summarizes the total stock-based compensation expense included in our unaudited condensed consolidated statements of operations (in thousands):

	Three-Months Ended September 30,		Nine-Months Ended September 30,		Period from August 8, 2002 (Inception) to
	2011	2010	2011	2010	September 30, 2011
Research and Development	$197	$246	$656	$704	$4,111
General and administrative	333	268	1,027	749	7,207
Total stock-based compensation expense	$530	$514	$1,683	$1,453	$11,318

During the nine-months ended September 30, 2011, stock options to purchase 2,853,000 shares of common stock were awarded to employees and nonemployee directors at a combined grant date fair value of approximately $1,386,000.  There have been no significant changes to the assumptions used to calculate fair value from those which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. As of September 30, 2011, there wereapproximately18,172,000 shares of common stock issuable upon exercise of outstanding stock options and approximately8,422,000 shares of common stock available for issuance of future equity compensation awards in connection with our equity compensation plans.  As of September 30, 2011, there was approximately $2,596,000 of total unrecognized compensation cost related to non-vested stock options, which will be amortized over the weighted average remaining service period.

9 – Stockholders’ Equity

Common Stock

We are authorized to issue up to250,000,000 shares of common stock, with a par value of $0.001, of which 105,999,610and 80,999,610 were issued and outstanding at September 30, 2011 and December 31, 2010, respectively.  In April 2011, we closed on an underwritten offering whereby we sold 25,000,000 units, consisting of one share of our common stock and a warrant to purchase one half of a share of our common stock at a price of $0.80 per unit.  In connection with this offering, we incurred financing costs of approximately $1,549,000.

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, with a par value of $0.001, of which no shares were issued and outstanding at bothSeptember 30, 2011 and December 31, 2010.

Warrants

As of September 30, 2011, we had the following warrants outstanding to purchase shares of our common stock (number of warrants in thousands):

Warrant Series	Number of Warrants Outstanding	Exercise Price	Expiration Date
2007	2,489	$1.10	December 2012
Series A	22,285	$1.00	July 2013
Series B	6,368	$1.00	September 2013
Series C	6,417	$1.25	November 2014
HTGC	628	$1.16	March 2015
Series D	12,500	$0.80	April 2016
Total	50,687

All warrants are exercisable beginning five years prior to their expiration date.

In connection with our underwritten offering which closed in April 2011, we issued Series D warrants to purchase 12,500,000 shares of our common stock at an aggregate initial fair value of $4,512,500, which are classified as a derivative liability on our statement of financial position.  See footnote 7 for additional information, and footnote 4 with respect to fair value.

Equity Line

We presently have an Investment Agreement (“Investment Agreement”) with DutchessOpportunity Fund, II, L.P. (formerly known as Dutchess Equity Fund, L.P.)(“Dutchess”),pursuant to which Dutchesscommitted to purchase up to $10,000,000 (but not to exceed 12,000,000 shares) of the Company’s common stock, subject to the terms and conditions of the InvestmentAgreement.  As of September 30, 2011, we have not issued any shares pursuant to this Investment Agreement.  This Investment Agreement expires in July 2012.

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

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act,as amended,Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995that are subject to risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our financial condition, operations, plans, objectives, goals, business strategies, future events, capital expenditures, future results, our competitive strengths, and the trends in our industry are forward-looking statements. The words “believe,” “may,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “appear,” “future,” “likely,” “probably,” “suggest,” “goal,” “potential” and similar expressions, as they relate to us, are intended to identify forward-looking statements.

Forward-looking statements reflect only our current expectations. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith as of the date of such statement and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished. Our actual results, performance or achievements could differ materially from those expressed in or inferred from the forward-looking statements due to a number of uncertainties, many of which are unforeseen, including:

➢	the results of our preclinical and clinical trials, including regulatory approvals necessary for advancement and continuation of our development programs;

➢	our ability to attract patients to participate in and third party providers to administer our clinical studies;

➢	our need for, and the availabilityof, substantial capital in the future to fund our operations and planned clinical trials;

➢	the conditions in the capital markets and the biopharmaceutical industry that may make raising capital or entering into strategic arrangements difficult and expensive;

➢	changes to the regulations to which we and our product candidates are subject, both in the United States and internationally;

➢	the timing of our product development and evaluation;

➢	the timing and magnitude of expenditures we may incur in connection with our ongoing research and development activities;

➢	the maintenance of our existing licenses with the University of Pennsylvania (Penn) and the University of Massachusetts (UMass);

➢	the size of our product opportunity for our product candidates;

➢	the ability of our product candidates to successfully compete against existing and new products made by our competitors;

➢	the success, timing and financial consequences of our formation of new business relationships and alliances; and

➢	the timing and volume of sales of products for which we may obtain marketing approval.

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

General

We are a development stage biotechnology company focused on developing treatments for life threatening infectious diseases and patients with acute cardiovascular disorders with synthetic small molecule compounds referred to as biomimetics. Using our proprietary drug discovery platform, we have created novel defensin mimetic antibioticcompounds,heparin antagonist compounds, and other drug compounds intended for human therapeutic use.Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing and human clinical trials of our product candidates, exploring marketing channels and recruiting personnel.

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through September 30, 2011wasapproximately $77,200,000, and we expect to continue to incur substantial losses in future periods. None of our product candidates have received regulatory approval for commercial sale and our product candidates may never be commercialized.  In addition, all of our product candidates are in the early stages of development and several programs are on hold pending additional financing.  The progress and results of our current and any future clinical trials or future pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected. Our development programs require a significant amount of cash to support the development of product candidates.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors.

In September 2011, we initiated a Phase 1B/2 clinical study to evaluate the safety and efficacy of PMX-60056 in reversing the anticoagulant activity of enoxaparin (Lovenox®), a low molecular weight heparin (LMWH).  The primary objective of the study is to assess the safety of using PMX-60056 in subjects that have received enoxaparin. We also intend to identify the dose-response correlation for PMX-60056 to reverse the anticoagulant activity of enoxaparin, which is expected to guide the dosing of PMX-60056 in potential future clinical trials for reversal of enoxaparin.We expect to complete this study by late 2011 or early 2012.

In February 2011, we initiated a Phase 2 clinical trial to assess the safety and efficacy of PMX-60056, in reversing Unfractionated Heparin(UFH) in patients undergoing Percutaneous Coronary Intervention (PCI) procedures.  This trial is a multi-center, open-label Phase 2 clinical study for patients undergoing PCI in the United States. All patients will receive PMX-60056 by intravenous infusion, in a dose calculated to reduce the post-procedure Activated Clotting Time (ACT) to less than 20 seconds above the baseline level. The primary objective of the study is to evaluate the safety and efficacy of PMX-60056 in reversing UFH in a surgical setting. Data collected from this study are intended to support further development of PMX-60056 in larger and more diverse patient populations.  We expect to complete this study by late 2011 or early 2012.

In September 2010, we initiated a Phase 2 clinical trial with PMX-30063.  This randomized, blinded, active controlled Phase 2 clinical trial is being conducted at multiple sites in Canada and Europe. The study objective is to evaluate the safety and efficacy of PMX-30063 as treatment for acute bacterial infections, namely acute bacterial skin and skin structure infections(ABSSSI) caused by Staphylococcus aureus. Enrollment is ongoing in this trial for patients that have ABSSSI due to either MSSA (methicillin-sensitive Staphylococcus aureus) or MRSA (methicillin-resistant Staphylococcus aureus). Patients will be randomized to receive one of three dosing regimens of PMX-30063 or daptomycin active control, and will have an early treatment assessment at 48 and 72 hours for clinical and microbiologic response. Following the treatment assessment, patients will be re-evaluated at day 10 to 15 for test of cure and again for safety at four weeks.  We expect to complete this year the interim analysis from the first 80 patients enrolled in the studyand announce data from the full study in the first half of 2012.Our clinical studies to date have been, and in the future will continue to be, conducted in accordance with United States and International Conference on Harmonization(ICH) standards.We plan to seek regulatory approval for PMX-30063 in both the United States and internationally.

We presently estimate that the direct development costs for our ongoing Phase 2 study for PMX-30063 will be approximately $5 million to $7 million, and that the direct development costs for our ongoing Phase 2 study for PMX-60056 will be approximately $1 million to $3 million.  We further anticipate that the direct development costs for our ongoing Phase 1B/2 study for PMX-60056 will be approximately $1million to $2 million.We will incur substantial costs beyond the present ongoing Phase 2 trials and Phase 1B/2 trial in order to file a New Drug Application (NDA) for PMX-30063 and PMX-60056.  In each case the nature, design, size and cost of further studies, including additional Phase 2 studies, will depend in large part on the outcome of preceding studies and discussions with regulators.

We believe that our current cash and investment balances as of the date of this filing will be sufficient to fund the completion of our ongoing studies for each PMX-30063 and PMX 60056, as well as fund our operations for at least the next 12 months.  We will need to secure additional funding in the future, from one or more equity or debt financings or other sources, in order to carry out all of our planned research, drug discovery and development activities, including with respect to PMX-30063 and PMX 60056.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of the changes in our results of operations fromthe three- andnine-months ended September 30, 2011 and 2010, and in financial condition as of September 30, 2011 and December 31, 2010.

Critical Accounting Policies and Practices

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to adopt critical accounting policies and to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. These critical accounting policies and estimates have been reviewed by theaudit committee of our board of directors. The principal items in our condensed consolidated financial statements reflecting critical accounting policies or requiring significant estimates and judgments are as follows:

Stock-based compensation

Since inception, we have used the Black-Scholes-Merton formula to estimate the fair value of stock options and warrants and have elected to continue to estimate the fair value of stock options and warrants using the Black-Scholes-Merton formula. The volatility and expected term assumptions have the most significant effect on the results obtained from the Black-Scholes-Merton formula.  As noted in our Annual Report on Form 10-K for the year ended December 31, 2010, we have to date assumed that stock optionshave an expected life of five years, representing about half of their contractual life, and assumed Common Stock volatility of between 41% and 75%.  We estimate an expected life of warrants equal to the remaining period left in which to exercise. Higher estimates of volatility and expected life of the option increase the value of an option and the resulting expense. Given the absence of an active market for our Common Stock in prior periods, the fair value of our Common Stock has periodically been estimated using several criteria, including progress and milestones achieved in our research activities along with the price per share of our preferred and common stockofferings.

Results of Operations

Grant and contract revenueswere $387,000 and $1,521,000 for the three- and nine-month periods ended September 30, 2011, respectively.  Quarter-to-date and year-to-date balances were relatively consistent to the same periods a year ago as many grants in place in 2010 remain ongoing in 2011.

Research and developmentexpenseswere $3,608,000 and $8,926,000 for the three- and nine-month periods ended September 30, 2011, respectively.  This was an increase from $2,775,000 and $8,764,000 for the three- and nine-month periods ended September 30, 2010, respectively.  These increases are due primarily to increases in clinical development costs for clinical trials currently underway and started in the current year, as well as salaries for research and development staff hired in the latter half of 2010, offset by decreases in drug development and Phase 2 enabling activities which took place in 2010.

Of the $3,608,000 and $8,926,000 in research and development expenses incurred during the three- and nine-month periods ended September 30, 2011, respectively, $1,699,000 and $3,178,000, respectively represent direct research and development costs for PMX-30063 and $371,000 and $863,000, respectively represent direct research and development costs for PMX-60056, respectively.

For PMX-30063, we incurred direct research and development costs of $3.9 million, $2.7 million, and $2.1 million for each of the three years ended December 31, 2010, 2009 and 2008, respectively, and $15.3 million for the period from August 8, 2002 (Inception) to December 31, 2010.  For PMX-60056, we incurred direct research and development costs of $2.2 million, $0.7 million, and $2.1 million for each of the three years ended December 31, 2010, 2009 and 2008, respectively, and $7.2 million for the period from August 8, 2002 (Inception) to December 31, 2010.  While we do not specifically track indirect costs and general and administrative expenses by product candidate, most of these costs and expenses have been incurred in support of these two lead product candidates.

General and administrativeexpenseswere $1,926,000 and $5,313,000 for the three- and nine-month periods ended September 30, 2011, respectively.  This was anincrease from $1,352,000 and $4,034,000 for the three- and nine-month periods ended September 30, 2010, respectively.  These increases are due primarily to increases in patent legal costs as we expand our patent applications internationally.

Interest incomewas $21,000 and $64,000 for the three- and nine-month periods ended September 30, 2011, respectively.  This was consistent with $35,000 and $73,000 for the three- and nine-month periods ended September 30, 2010, respectively.  The changes in interest income are primarily driven by money market interest rates and average cash balances.

Interest expense was $279,000 and $905,000 for the three- and nine-month periods ended September 30, 2011, respectively.  This was a decrease from $346,000 for the three-month period ended September 30, 2010 and an increase from $692,000 for the nine-month period ended September 30, 2010.  The quarter to date decrease is due to the natural decline of interest payments as we increase the payment of principal on our long-term debt.  The year to date increase is due to having interest payments on our debt, which we did not obtain until March 2010.

Gain on derivative instruments was $1,263,000 and $563,000 for the three- and nine-month periods ended September 30, 2011, respectively.  This is an increase from $0 for the three- and nine-month periods ended September 30, 2010, respectively.  In April 2011, we closed on an equity financing which included the issuance of Series D warrants with certain provisions requiring the warrants to be classified as a non-cash derivative liability.  The warrants are adjusted for changes in fair value at each reporting period, and such changes are recorded through earnings.  Due to decreases in our stock price since the initial issuance of these warrants, the fair value decreased during the second quarter, resulting in adecrease in the liability and the gain.

Historical Cash Flows

Operating Activities. Cash used in operating activities was $11,789,000 and $9,213,000 for the nine-month periods ended September 30, 2011 and 2010, respectively.  This increase was driven primarily by anincrease inour prepaid expense and other current assets balances and expanded operational cash outflows related to our ongoing clinical trials.

Investing Activities. Cash used in investing activities primarily represents cash paid for the purchase of capital assets and investments offset by the proceeds from the maturity and sale of such assets and investments.  During the nine-month period ended September 30, 2011, we purchased approximately $183,000 in computer and lab equipment.  During the nine-month period endedSeptember 30, 2010, we purchased $5,448,000 of short-term investments and $48,000 in lab equipment, and received proceeds of $1,900,000 on the maturity of short-term investments.

Financing Activities. To date, we have financed our operating and investing activities primarily from the proceeds from the sale of equity securities and issuance of debt. During the nine-month period ended September 30, 2011, we paid down approximately $2,389,000 in principal on our long term debt, and received net proceeds of approximately $18,451,000 from our April 2011 underwritten registered offering.  During the nine-month period ended September 30, 2010, we received net proceeds of approximately $9,839,000 from the issuance of debt, and paid approximately $106,000 in financing costs associated with our November 2009 equity financing and the filing of a shelf registration statement in 2010.

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

As of September 30, 2011 and December 31, 2010, we had cash and investment balances of approximately $24,909,000 and $20,821,000, respectively, and total liabilities of approximately $15,183,000 and $13,242,000, respectively.  The increase in our cash and investment balancesfrom December 31, 2010 to September 30, 2011was primarily attributable tocash proceeds from an underwritten registered direct offering completed in April 2011.The increase in our total liabilities was primarily attributable to the nonrecurring, noncash issuance of Series D warrants classified as a derivative liability, partially offset bypaying down a portion of the principal on our long-term debt.

We presently have an Investment Agreement (“Investment Agreement”) with DutchessOpportunity Fund, II, L.P. (formerly known as Dutchess Equity Fund, L.P.)(“Dutchess”),pursuant to which Dutchesscommitted to purchase up to $10,000,000 (but not to exceed 12,000,000 shares) of our common stock, subject to the terms and conditions of the InvestmentAgreement.  As of September 30, 2011, we have not issued any shares pursuant to this Investment Agreement.  This Investment Agreement expires in July 2012.

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

Item 4.Controls and Procedures.

Conclusions regarding disclosure controls and procedures.An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, and also accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure as specified in SEC rules and forms.

Changes in internal control over financial reporting.There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Risks Related to Our Business

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future.

We are a development stage company with a limited operating history.  As of September 30, 2011, we had an accumulated deficit of approximately $77,200,000.  We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the foreseeable future.  These losses, among other things, have had and will continue to have an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.

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

We believe that our current cash and investment balances as of the date of this filing will be sufficient to fundthe completion of our ongoing Phase 2 studies for each PMX-30063 and PMX-60056, as well as fund our operations for at least the next 12 months. If we are unable to secure adequate additional funding in the future, we may delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business may be materially and adversely affected.

We presently estimate that the direct development costs for the present ongoing Phase 2 study for each PMX-30063 and PMX-60056 will be approximately $5 million to $7 million for PMX-30063 and $1 million to $3 million for PMX-60056.  We will incur substantial costs beyond the present ongoing Phase 2 trials and Phase 1B/2 trial in order to file a New Drug Application (NDA) for PMX-30063 and PMX-60056, in each case the nature, design, size and cost of further studies will depend in large part on the outcome of preceding studies and discussions with regulators.

Our future capital requirements will depend on many factors, including:

➢	the timing and success of our clinical trials for PMX-30063 and PMX-60056;

➢	continued progress of and increased spending related to our research and development activities, including our plan to hire additional research and development employees;

➢	the conditions in the capital markets and the biopharmaceutical industry that make raising capital or entering into strategic arrangements difficult and expensive;

➢	progress with preclinical experiments and clinical trials,including regulatory approvals necessary for advancement and continuation of our development programs;

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

These factors could result in variations from our currently projected operating and liquidity requirements.  Additional funds may not be available when needed, or, if available, we may not be able to obtain such funds on terms acceptable to us.  If adequate funds are unavailable, we may be required, among other things, to:

➢	delay, reduce the scope of or eliminate one or more of our research or development programs;

➢	license rights to technologies, product candidates or products at an earlier stage than otherwise would be desirable or on terms that are less favorable to us than might otherwise be available; or

➢	obtainfunds through arrangements that may require us to relinquish rights to product candidates or products that we would otherwise seek to develop or commercialize by ourselves.

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

The FDA is actively working to revise certain of its guidance and in August 2010 issued draft guidance for clinical trial conduct, evaluation, clinical endpoints, and requirements for regulatory approval for antibiotic product candidates intended for use in acute bacterial infections, includingacute bacterial skin and skin structure infections (ABSSSI) caused by Staphylococcus aureus, which has been the intended first clinical indication for PMX-30063.  Based on the potential impacts of revised final FDA guidance, there may be delays in the conduct of clinical trials in the United States.  Furthermore, there has not been a new product candidate for heparin reversal considered by the FDA in recent years, and there has never to date been a product candidate for reversal of LMWH considered by the FDA.  The FDA and/or other foreign regulatory authorities may in the future request clinical trial parameters that result in clinical trials that are too expensive or too difficult to demonstrate pharmacoeconomic and therapeutic benefits compared to current therapy. As a result, our present plans for clinical development, including the cost and timing for development of our product candidates, may ultimately be substantially different than our present expectations, and there is no way of predicting what impacts on our timelines, cost projections, and clinical trials requirements may result from these changes in policy, requirements, standards, and guidance of the FDA and other regulatory authorities.

Completion of clinical trials may take many years. The length of time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. The FDA and/or other foreign regulatory authorities monitor the progress of each phase of testing, and may require the modification, suspension, or termination of a trial if it is determined to present excessive risks to patients. The clinical trial process may also be accompanied by substantial delay and expense and the data generated in these studies ultimately may not be sufficient for marketing approval by the FDAand/or other foreign regulatory authorities. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:

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

➢
changes inregulatory requirements and guidance of the FDA and other regulatory authorities, which may require additional clinical trials to evaluate safety and/or efficacy, and thus have significant impacts on our timelines, cost projections, and financial requirements.

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

We are a development stage company, which makes it difficult to evaluate our existing business and business prospects and increases the risk that the value of any investment in our company maydecline.

We are a development stage company and to date, our only revenues have been from research grants and contracts.  We will not be able to generate revenue from product sales or royalties unless and until we receive regulatory approval and begin commercialization of our product candidates or otherwise out license our compounds.  We are not certain of when, if ever, that will occur.  Although we intend to introduce products, we may not do so.  Because the expected marketsfor our products are not established, uncertain and evolving, and because we are a development stage company, it is difficult to assess or predict the growth rate, if any, and the size of this market.  We may not develop additional product candidates or be able to introduce products, a market for our products may not develop, and/or our products may not achieve market acceptance.

If our product candidates are not demonstrated to be sufficiently safe and effective in clinical trials, they will not receive regulatoryapproval and we will be unable to commercialize them and our business and results of operations will suffer.

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

We are highly dependent on our executive officers and other key management and technical personnel, including Nicholas Landekic, Daniel M. Jorgensen, MD, MPH, Bozena Korczak, Ph.D., Richard Scott, Ph.D., and Edward Smith.  The loss of any of them could have a material adverse effect on our future operations.  We presently do not maintain “key person” life insurance policies on any of our personnel.

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

All of our product candidates are licensed from or based upon licenses from either Penn or UMass.  If either or any of these license agreements, or the related consulting arrangements,areproperly terminated, our ability to advance our current product candidates or develop new product candidates will be materially adversely affected.

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

Licensing arrangements and strategic relationships in the pharmaceutical and biotechnology industries can be very complex, particularly with respect to intellectual property rights.  Disputes may arisein the future regarding ownership rights to technology developed by or with other parties.  These and other possible disagreements between us and third parties with respect to our licenses or our strategic relationships could lead to delays in the research, development, manufacture and commercialization of our product candidates.  These third parties may also pursue alternative technologies or product candidates either on their own or in strategic relationships with others in direct competition with us.  These disputes could also result in litigation or arbitration, both of which are time consuming and expensive, and could require significant time and attention from our management.

Even if regulatory authorities approve our product candidates, they may not be commercially successful.

Our product candidates may not be commercially successful because physicians, government agencies and other third party payorsmay not accept them, or the potential markets may prove smaller than we estimate.  Third parties may develop superior products or have proprietary rights that preclude us from marketing our products.  We also expect that most of our product candidates will be very expensive, if approved.  If we do obtain regulatory approval for any of our product candidates, we will need to achieve patient acceptance and demand in order to be commercially successful.  Patient acceptance of and demand for any product candidates will depend upon many factors, including but not limited to, the extent, if any, of reimbursement of drug and treatment costs by government agencies and other third party payers, pricing, the safety and effectiveness of alternative products, and the prevalence and severity of side effects associated with our products.  If weare unable to demonstrate pharmacoeconomic and therapeutic benefits, we will not achieve product acceptance and sufficient demand, and our operating results and financial condition will be materially adversely affected.

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

We may be susceptible to product liability lawsuits from events arising out of the use of product candidates in clinical studies.  If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any products or product candidates.  Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products.  We may not be able to avoid product liability claims. Product liability insurance for the pharmaceutical and biotechnology industries is generally expensive, if available at all.  If we are unable to protect against potential product liability claims, we may be unable to commercialize our product candidates.  A successful product liability claim brought against us in excess of our insurance coverage may cause us to incur substantial liabilitiesand, as a result, our business may fail.

Due to our reliance on third party manufacturers, suppliers and research organizations, we may be unable to implement our manufacturing, supply and clinical operations strategies, which would materially harm our business.

If our current and future licensing, manufacturing and supply strategies are unsuccessful, then we may be unable to complete any preclinical or clinical trials and/or commercialize our product candidates in a timely manner, if at all.  Completion of any preclinical or clinicaltrials and/orcommercialization of our product candidates will require access to, or development of, facilities to manufacture a sufficient supply of our product candidates, or the ability to license them to other companies to perform these functions.  We do not have the resources, facilities or experience to manufacture our product candidates on our own and do not intend to develop or acquire facilities for the manufacture of product candidates for pre-clinical trials, clinical trials or commercial purposes in the foreseeable future.  We intend to continue to license technology and/or rely on contract manufacturers to produce sufficient quantities of our product candidates necessary for any pre-clinical or clinical testing we undertake.  Such contract manufacturers may be the sole source of production and may have limited experience at manufacturing, formulating, analyzing, filling and finishing our types of product candidates.

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

In March 2010 and April 2011, we obtained additional debt and equity financing to fund the continued clinical development of our two lead drug candidates,PMX-30063 and PMX-60056. As a result, we have begun to expand our operations, including hiring of additional personnel. However, we may not be able to effectively grow and expand our business. Successful implementation of our business plan will require management of growth, which will result in an increase in the level of responsibility for management personnel. To manage growth effectively, we will be required to continue to implement and improve our operating and financial systems and controls to expand, train and manage our employee base. The management, systems and controls currently in place or to be implemented may not be adequate for such growth, and the steps taken to hire personnel and to improve such systems and controls might not be sufficient. If we are unable to manage our growth effectively, it will have a material adverse effect on our business, results of operations and financial condition.

Our executive officers and directors have the ability to significantly influence matters submitted to our stockholders for approval.

As of September 30, 2011, our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 10.1% ofour common stock.  Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination.  On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share.If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these individuals, if they chose to act together, would have significant influence on the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.  This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We regard our product candidatesas proprietary and rely primarily on a combination of patents, trademarks, copyrights, and trade secrets and other methods to protect our proprietary rights.  We maintain confidentiality agreements with our employees, consultants and current and potential affiliates, customers and business partners.

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

Our pending U.S. and foreign patent applications may not result in the issuance ofpatents to usor may not result in the issuance of patentsthat will be advantageous to us.  If we do not receive patents for these applications or do not receive adequate protections, our developments will not have any proprietary protection and other entities will be able to make the products and compete with us.  Also, any patents we have obtained or do obtain may be challenged by reexamination, opposition or other administrative proceeding, or may be challenged in litigation, and such challenges could result in a determination that the patent is invalid or unenforceable.  In addition, competitors may be able to design alternative methods or devices that avoid infringement of our patents.  To the extent our intellectual property protection offers inadequate protection, or is found to be invalid, we are exposed to a greater risk of direct competition.  Both the patent application process and the process of managing patent disputes can be time consuming and expensive and may require significant time and attention from our management.  Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

In addition, the standards that the United States Patent and Trademark Office, (U.S. PTO), uses to grant patentscan change.  Consequently, we may be unable to determine the type and extent of patent claims that will be issued to us or to our licensors in the future, if any patent claims are issued at all.  In addition, if the U.S. PTO and/or other patent offices where we file our patent applications increase the fees associated with filing and prosecuting patent applications we would incur higher expenses and our intellectual property strategy could be adversely affected.

The confidentiality agreements we requireof our employees and those which we enter into with other parties may not provide adequate protection for our trade secrets, know-how or other confidential information or prevent any unauthorized use or disclosure or the unlawful development by others.  If any of our confidential intellectual property is disclosed, our business may suffer.  Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure.  Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate.

We may have to engage in costly litigation to enforce or protect our proprietary technology, which may harm our business, results of operations, financial condition and cash flows.

The pharmaceutical field is characterized by a large number of patent filings involving complex legal and factual questions, and, therefore, we cannot predict with certainty whether anypatents or in-licensed patents will be enforceable.  Additionally, we may not be aware of all of the patents potentially adverse to our interests that may have been issued to others.  Should third parties file patent applications, or be issued patents, claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the U.S. PTO to determine priority of invention.  We, or our licensors, also could be required to participate in interference proceedings involving our issued patents and pending applications of another entity.

In the event a competitor infringes upon our patent or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from our management.  We may not have sufficient resources to enforce our intellectual property rights or to defend anypatents against challenges from others.  If our intellectual property does not provide adequate protection against our competitors’ products, our competitive position and business could be adversely affected.

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

Delays in regulatory approval, limitations in regulatory approval and withdrawals of regulatory approval may have a negative impact on our results of operations.  If we experience significant delays in testing or approvals, or in our ability to license product candidates, our product development costs mayincrease.  If the FDA grants regulatory approval of a product, this approval will be limited to those disease states and conditions for which the product has been demonstrated through clinical trials to be safe and effective.  Any product approvals that we receive in the future could also include significant restrictions on the use or marketing of our products.  Product approvals, if granted, can be withdrawn for failure to comply with regulatory requirements or upon the occurrence of adverse events following commercial introduction of the products.  Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our product candidates or us.  If approvals are withdrawn for a product, or if a product were seized or recalled, we would be unable to sell or license that product and our revenues would suffer.  In addition, outside the U.S., our ability to market any of our potential products is contingent upon receiving market application authorizations from the appropriate regulatory authorities and these foreign regulatory approval processes include all of the risks associated with the FDA approval process described above.

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

In the antibiotic market, many major pharmaceutical companies, such as GlaxoSmithKline, Pfizer, Bayer, Merck and Sanofi Aventis have already established significant positions.  Additionally, many smaller companies, such as AstellasPharma, Forest Laboratories, Cubist Pharmaceuticals, BasileaPharmaceutica, Theravance, The Medicines Company, TriusTherapeutics, NovaBay Pharmaceuticals, Inc., Paratek, and Inhibitex either have marketed, or are attempting to enter this market by developing, novel and more potent antibiotics that are intended to be effective against drug-resistant bacterial strains.  In the UFH antagonist market, protamine is the only available antidote for and antagonist to UFH and, as such, protamine currently dominates this market.  Because of protamine’s virtual monopoly of the UFH antidote/antagonist market, we believe that it may be difficult for our future UFH antidote/antagonist products to penetrate this market.  There may be additional competitive products about which we are not aware.

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

The business and financial condition of pharmaceutical companies is affected by the efforts of governmental and third partypayorsto contain or reduce the costs of healthcare.  In the U.S. and in foreign jurisdictions there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system.  For example, in some countries other than the U.S., pricing of prescription drugs is subject to government control, and we expect proposals to implement similar controls in the U.S. to continue.  The implementation of such additional controls could have the effect of reducing the prices that we are able to charge for any products we develop and sell through these plans.  Prescription drug legislation and related amendments or regulations could also cause third party payorsother than the federal government, including the states under the Medicaid program, to discontinue coverage for any products we develop or to lower reimbursement amounts that they pay.

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

A prolonged decline in the price of our common stockcould result in a reduction in the liquidity of our common stockand a reduction in our ability to raise capital.  Because a significant portion of our operations has been and willcontinue to be financed through the sale of equity securities, a decline in the price of our common stockcould be especially detrimental to our liquidity and our operations.  Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plans and operations, including our ability to develop our product candidates and continue our current operations.  If our stock price declines, it may be more difficult to raise additional capital.  If we are unable to raise sufficient capital in the future, and we are unable to generate funds from operations sufficient to meet our obligations, we willnot be able to have the resources to continue our normal operations.

The market price for our common stockmay also be affected by our ability to meet or exceed expectations of analysts or investors.  Any failure to meet these expectations, even if minor, may have a material adverse effect on the market price of our common stock.

If we issue additional shares in the future, it will likely result in the dilution of our existing stockholders.

Our certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock with a $0.001 par value and up to 10,000,000 preferred shares with a par value of $0.001, of which approximately 106,000,000 common shares were issued and outstanding as of September 30, 2011. We may need to increase our authorized share count in order to issue additional shares of common stock in the future. From time to time we also will increase the number of shares available for issuance in connection with our equity compensation plans and we may issue awards to our employees outside the terms of our stock plans. As of September 30, 2011 we had approximately 8,422,000 additional shares of common stock reserved for future issuance under our stock plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

Moreover, in the past, we issued warrants and options to acquire shares of common stock. As of September 30, 2011, we had warrants and options to purchase approximately 68,859,000 shares of our common stock outstanding. In addition, our Equity Line with Dutchess contemplates the issuance of up to 12,000,000 shares of our common stock to Dutchess, subject to certain restrictions and obligations.

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

We have never declared or paid a cash dividend on our common stockand we do not expect to pay cash dividends in the foreseeable future.  If we do have available cash, we intend to use it for research and development of our product candidates and for general corporate purposes.

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

Item 5.  Other Information

Adoption of Change in Control Severance Plan

On November 9, 2011, the board of directors of the Company, upon the recommendation of its compensation committee, adopted the Company’s Change in Control Severance Plan (the “Plan”) covering full-time employees of the Company. The purpose of the Plan is to formalize, and maintain consistency in, the Company’s approach to change in control benefits provided to Company employees.

The Plan provides for certain payments and benefits to a covered employee(i.e., any employee regularly scheduled to work at least 30 hours per week) whose employment with the Company ceases either during the two-year period following a change in control of the Company or during the 90-day period immediately preceding the change in control due to (i) a termination without “cause” or (ii) a resignation for “good reason” (each a “Severance Event”).  In such circumstances, the chief executive officer (CEO) of the Company would receive:(i) monthly severance payments equal to one-twelfth of the CEO’s base salary for a period equal to 36 months and (ii) a lump-sum payment equal to the aggregate dollar amount that the Company otherwise would have contributed towards the CEO’s group health insurance coverage for 36 months.  A senior vice president, certain other named officers (such as the chief financial officer, chief medical officer and chief development officer), and the vice president research would receive: (i) monthly severance payments equal to one-twelfth of the covered employee’s base salary for a period equal to 24 months and (ii) a lump-sum payment equal to the aggregate dollar amount that the Company otherwise would have contributed towards the covered employee’s group health insurance coverage for 24 months.  A vice president or senior director would receive: (i) monthly severance payments equal to one-twelfth of the covered employee’s base salary for a period equal to 18 months and (ii) a lump-sum payment equal to the aggregate dollar amount that the Company otherwise would have contributed towards the covered employee’s group health insurance coverage for 18 months.A director, manager or controller would receive: (i) monthly severance payments equal to one-twelfth of the covered employee’s base salary for a period equal to 12 months and (ii) a lump-sum payment equal to the aggregate dollar amount that the Company otherwise would have contributed towards the covered employee’s group health insurance coverage for 12 months.  All other covered employees are entitled to monthly severance payments and a lump-sum payment equal to the aggregate dollar amount that the Company otherwise would have contributed towards the covered employee’s group health insurance coverage for a period equal to 3 months for each full year of service with the Company that the covered employee has completed (with a minimum of 3 months and a maximum of 12 months).

Upon the occurrence of a Severance Event, all covered employees are entitled to: (i) full vesting of any outstanding equity awards, (ii) a lump-sum payment equal to the amount of the annual bonus earned by the covered employee in the prior fiscal year (whether such annual bonus is paid or unpaid as of the date of the Severance Event) and (iii) outplacement services not to exceed $10,000 for the duration of the severance period applicable to such covered employee.

Employees (other than employees below the level of vice president or senior director) are required to execute a participation agreement with the Company at the time they become covered by the Plan.  Payments and benefits under the Plan are conditioned on the covered employee’s execution of a general release of all claims against the Company and its affiliates.

The foregoing summary of the material elements of the Plan is subject in all respects to the more detailed terms and provisions set forth in the Plan, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and the terms of which are incorporated herein by reference.

Executive Officers

Effective November 7, 2011, Dr. Bozena Korczak has resumed her position as Vice President, Drug Development, with responsibility for non-clinical drug development activities.  In January 2011, in connection with former Chief Medical Officer, Eric McAllister, assuming anon-executive officer role as Vice President of Cardiovascular Clinical Development, Dr. Korczakassumed certain clinical development responsibilities and the title Senior Vice President, Drug Development and Chief Development Officer.  In August 2011, Dr. Daniel Jorgensen joined PolyMedix as Senior Vice President, Clinical Development and Chief Medical Officer, and now has assumed clinical development responsibilities.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

Exhibit 10.1	PolyMedix, Inc. Change in Control Severance Plan.*

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 101
The followingfinancial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PolyMedix, Inc.

November 9, 2011	By: /s/ Nicholas Landekic
Date	Nicholas Landekic
President & Chief Executive Officer (Principal Executive Officer)

November 9, 2011	By: /s/ Edward F. Smith
Date	Edward F. Smith
Vice President, Finance &
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

Exhibit 10.1	PolyMedix, Inc. Change in Control Severance Plan*

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text

* Filed herewith.