Form 10-K
period 2011-12-31
POLYMEDIX, INC
filed 2012-03-13
CIK 1341843

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Fiscal Year Ended December 31, 2011

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

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☒             Non-accelerated filer ☐             Smaller reporting company ☐
                 (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes ☒ No

The aggregate market value of the registrant’s Common Stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2011 was approximately $77,817,810 (based on the closing sales price of the registrant’s Common Stock on that date ($0.75).

The number of shares of the issuer’s Common Stock outstanding as of March 9, 2012 was 106,305,860.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2012 Annual Meeting of Stockholders to be held within 120 days of the end of its fiscal year, is incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In addition, you should refer to the “Risk Factors” section of this report for a discussion of other factors that may cause our actual results to differ materially from those implied by our forward-looking statements. Because of these factors or others, the forward-looking statements in this report may not prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified period, if at all. Accordingly, you should not place undue reliance on these forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or the persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We undertake no obligation to update any forward-looking statements, whether resulting from new information, future events or otherwise, except as may be required by applicable law or regulation.

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

SUMMARY:

PolyMedix is a clinical stage biotechnology company that is developing small-molecule drugs for the treatment of serious acute care conditions. Using our proprietary drug discovery platform, we have internally created a pipeline of innovative infectious disease, cancer supportive care and cardiovascular product candidates, which include the following:

Product	Indication	Pre-Clinical	Phase 1	Phase 2	Phase 3
Infectious Disease					
PMX-30063	Skin Infections (ABSSSI)				
	Blood Stream Infections*				
	Lung infections*				
Other PMX defensin-mimetics	Gram-negative infections ** Anti-fungal ** Biodefense ** Malaria ** Tuberculosis **				
Cancer Supportive Care					
PMX-30063	Oral Mucositis				
Cardiovascular					
PMX-60056	Angioplasty, Stents (PCI) +				
	Heart Surgery (CABG)* +				
Antimicrobial Materials					
PolyCide®	Biomaterials Applications **				

* Phase 1 for this indication expected to be leveraged from data from other pipeline indication

** Pipeline opportunity primarily funded through and to the extent of available government grants and contracts

+ Heparin and Low Molecular Weight Heparin (LMWH) reversal in listed indication

CLINICAL PROGRAMS:

PMX-30063- Defensin Mimetic Antibiotic

PMX-30063 is the first drug candidate in a new class of antibiotics, defensin-mimetics, which are intended to address the global problem of bacterial resistance. PMX-30063 is an antibiotic agent designed to mimic one of the body’s first lines of defense against bacteria: host defense proteins. Host defense proteins kill bacteria by physically puncturing and forming pores in bacterial cell membranes. By mimicking this mechanism, PMX-30063 exploits a method of bacterial cell killing that may significantly reduce the risk for emergence of resistance. In addition to its resistance profile, in pre-clinical testing PMX-30063 has shown rapid bactericidal activity against many Gram-positive and Gram-negative pathogens, including methicillin-resistant Staphylococcus aureus (MRSA), drug resistant Enterococci, Escherichia coli, and NDM-1 drug-resistant Klebsiella pneumonia.

PMX-30063 has completed enrollment in a Phase 2 clinical trial at multiple sites in Canada and Europe to treat patients with acute bacterial skin and skin structure infections (ABSSSI) caused by Staphylococcus aureus, including MRSA. Interim results from this on-going study suggest both efficacy and safety in treating Staphylococcus aureus infections.  Our clinical studies to date have been, and in the future will continue to be, conducted in accordance with United States and International Conference on Harmonization (ICH) standards.  Our current plan is to initially seek FDA approval for an intravenous (IV) formulation of PMX-30063 in treating patients with ABSSSI. In the future, we plan to conduct additional clinical studies of PMX-30063 in patients with other infections, such as blood stream infections and lung infections, and in cancer patients with oral mucositis. In the future, we also intend to evaluate other routes of administration beyond IV.

Defensin Mimetic Class of Antibiotics

To date, all currently marketed antibiotics employ biochemical mechanisms of action, which are based on the defense systems used by simple life forms. Bacteria, mold, and fungi secrete antibiotics such as penicillin, tetracycline, and vancomycin to protect themselves against other bacteria. Use of these or derivatives of these biochemical approaches to killing bacteria has been the basis of antibiotic therapy since their discovery in the 1940’s. While the use of biochemical antibiotics has saved many lives, a significant disadvantage to their use is that bacteria can readily and rapidly mutate in ways that render these biochemical antibiotics ineffective or drug resistant. This may in part explain why as more advanced forms of life evolved, this biochemical approach was abandoned and more robust defenses to which bacteria are less likely to resist evolved, including host defense proteins. Host defense proteins are part of the innate immune system. In the human body, host defense proteins represent a first line of defense against bacterial attack and primarily exist in the respiratory tract, urogenital tract, gastrointestinal track and epidermal tissues under the skin, all locations where microbial pathogens first enter the human body. Host defense proteins use a simple, but effective method for killing bacteria by targeting bacterial membranes and creating instability of the cellular contents and membrane, which results in the rapid killing of the bacterial cell. Resistance to this mechanism of action has not developed despite hundreds of millions of years of evolution.  By mimicking this mechanism, PMX-30063 exploits a method of bacterial cell killing that may significantly reduce the risk for emergence of resistance.  In addition, host defense proteins are known to have inflammatory and anti-biofilm activities.  Preclinical experiments have shown that our defensin mimetics may also have these activities.

Medical Need and Market Opportunity

Bacterial drug resistance to presently available antibiotics is one of the most serious global healthcare problems which has reached alarming levels, with 70% of infections treated in some hospitals being resistant to at least one antibiotic drug. A recent analysis of antibiotic resistant infection data conducted at Chicago Cook County Hospital estimated that the societal annual cost to the United States health care system for antibiotic resistance is in excess of $35 billion. There are many antibiotics in development for treatment of resistant bacterial infections. Since these antibiotics are generally derivatives or new generations of known classes of antibiotics to which resistance has been demonstrated, we believe resistance is likely to evolve to these new antibiotics as well, which may render future infections more difficult to treat.

We believe that there is a significant need for new antibiotics to treat serious drug-resistant Gram-positive infections, such as methicillin-resistant Staphylococcus aureus (MRSA).  A recent study supported by the U.S. Department of Health and Human Services, Centers for Disease Control and Prevention (CDC) and published in the Journal of the American Medical Association estimated that invasive MRSA infects more than 94,000 people and kills nearly 19,000 people annually in the U.S.  According to IMS Health, the total United States sales of the five antibiotics labeled for MRSA doubled from 2005 to 2009 to $1.5 billion. Sales of linezolid and daptomycin account for 75% of these sales, with the most prescribed MRSA drug being generic vancomycin.

PMX-30063 Clinical Development

Our first product candidate is an IV formulation initially intended for the treatment of ABSSSI, caused by drug susceptible and drug resistant strains of Staphylococcus aureus bacteria.  In the future, we also intend to expand indications to potentially include other infections, bacterial strains, and routes of administration.

ABSSSI

In December 2008, we completed and announced positive results from our single-dose, dose-escalation Phase 1 clinical study, where we evaluated the safety and pharmacokinetics of PMX-30063 in single IV doses of up to 2.5 mg/kg. In this study PMX-30063 was generally well tolerated and there were no serious adverse effects. The study provided detailed information on the pharmacokinetics of the drug. The half-life for elimination from plasma was approximately 20 hours. This relatively long half-life may allow for both flexibility in dosing, as well as potentially infrequent dosing.

In March 2010, we completed and announced positive results from our multiple-dose escalation Phase 1B clinical study where we evaluated the safety and pharmacokinetics of PMX-30063 administered in multiple doses every 12, 24 or 48 hours, over five or ten days, for a planned total of five to ten doses. In the study, subjects received up to a total dose of 3.0 mg/kg of PMX-30063 over the course of treatment. PMX-30063 was generally well tolerated and there were no significant adverse effects.

In February 2011, we completed and announced positive results from a randomized, double-blind, placebo-controlled Phase 1 exposure-escalation clinical study where we evaluated the safety and pharmacokinetics of PMX-30063 in once-daily dosing up to 14 days. Subjects in this study received a total dose of up to 5.55 mg/kg of PMX-30063 over the course of the trial. PMX-30063 met the study safety endpoints and was generally well tolerated. The dosing regimen of PMX-30063 administered in this study was identical to the highest dosing regimen being administered over five days in the present ongoing Phase 2 ABSSSI clinical study.

In January 2012, we completed enrollment in a Phase 2 clinical trial with PMX-30063.  This randomized, blinded, active controlled Phase 2 clinical trial is being conducted at multiple sites in Canada, Russia and Ukraine. The study objectives are to evaluate the safety and efficacy of PMX-30063 as treatment for ABSSSI caused by Staphylococcus aureus, including methicillin-resistant Staphylococcus aureus (MRSA). Interim results, released in December 2011, from this on-going study suggest both efficacy and safety in treating ABSSSI Staphylococcus aureus infections. The study is being conducted in accordance with FDAs most recent ABSSSI guidelines and is intended to support regulatory approval in the United States.  Final results from the study are expected during the first half of 2012.  A second Phase 2 study is expected to commence during the second half of 2012.

PMX-30063- Blood Stream and Lung Infections

PMX-30063 is initially being studied in a multi-national Phase 2 clinical trial to assess its safety and efficacy in treating ABSSSI caused by Staphylococcus aureus. In the future, we plan to evaluate PMX-30063 for the treatment of other serious infection types, such as blood stream infections (bacteremia and endocarditis) and lung infections (hospitalized pneumonia).

PMX-30063- Cancer Oral Mucositis

Oral mucositis, a common and often debilitating inflammation and ulceration that occurs in the mouth as a side-effect of certain cancer treatments, afflicts approximately 450,000 patients each year in the United States and affects the course and outcome of cancer therapy. In addition to increasing patient risk and discomfort, oral mucositis is also associated with increased treatment costs of up to $25,000 per patient. Despite these numbers, there are no effective pharmacological therapeutic options for this condition and treatment today is mostly focused on pain management.

In animal models of oral mucositis, an oral rinse containing PMX-30063 was shown to reduce the occurrence of severe ulcerative oral mucositis by greater than 90% compared to placebo. Like the host defense proteins, PMX-30063 and related compounds have shown antibacterial, anti-biofilm and anti-inflammatory properties. It is believed that the combination of these attributes contribute to the efficacy of PMX-30063 in these animal models. We believe there is a significant unmet medical need and pharmacoeconomic rationale for evaluating PMX-30063 in the future as a therapeutic drug to treat cancer patients with oral mucositis.

PMX-60056-Heptagonist

PMX-60056 is a synthetic, small-molecule designed to restore coagulation to help manage the balance of antithrombosis and anticoagulation and reduce the incidence of bleeding in certain interventional cardiology procedures, where unfractionated heparin (UFH) is used, such as Percutaneous Coronary Intervention (PCI) and Coronary Arterial Bypass Graft (CABG), and bleeding associated with low molecular weight heparins (LMWH). PMX-60056 is designed to reverse the most common anticoagulants used in the hospital setting, UFH, and its derivative, LMWH. Because bleeding is a common side effect that can occur from use of these drugs, there is an unmet medical need for a pharmaceutical agent that can safely reverse their anticoagulation activity.

PMX-60056 is currently being evaluated in a Phase 2 clinical trial to assess the safety and efficacy of reversing heparin in patients undergoing PCI procedures. PMX-60056 is also in a Phase 1B/2 dose response clinical trial to evaluate the safety and efficacy of reversing the anticoagulant effects of LMWH enoxaparin, the most widely used LMWH, in healthy volunteers.

Heptagonist Class of Anticoagulant Reversing Agent

Both UFH and LMWH impart their anticoagulant activity by interrupting the clotting cascade through a pentasaccharide sequence common to both UFH and LMWH.  The pentasaccharide sequence on UFH and LMWH turns off coagulation in the blood by binding to clotting factor anti-thrombin and further sequestering clotting factor-Xa and in some cases thrombin. Heptagonists are designed to reverse the anticoagulant activity of UFH and LMWH by binding to the common pentasaccharide sequence found on both UFH and LMWH.  By binding to pentasaccharide, the sequence is no longer available for binding to clotting factors, the clotting cascade is no longer interrupted, and coagulation is restored.

Medical Need and Market Opportunity

Patients undergoing certain interventional cardiovascular procedures are at risk of developing dangerous and sometimes life-threatening blood clots. To reduce this risk, patients often receive anticoagulant drugs that reduce or prevent the blood from clotting. Managing coagulation can be a delicate balance between clot prevention and bleeding.  Bleeding encountered in surgical procedures, which may be associated with the use of anticoagulants, can significantly increase hospital costs, patient recovery time and mortality. One potential way to reduce the incidence of bleeding or manage the severity of bleeding associated with anticoagulant use, may be to turn off the anticoagulant effect in a rapid, predictable, and controllable way, with the goal of restoring the blood’s ability to clot normally. PMX-60056 is designed to provide physicians with greater flexibility and control in balancing clotting and bleeding risk, and to treat emergency bleeding in patients on heparin and LMWH.  There is presently one product on the market approved to reverse heparin, which has many limitations, including;

➢	allergic and immune reactions,

➢	abnormal clot formation and disassociation which can lead to rebound bleeding,

➢	inter-patient variability and inherent anticoagulant properties which can make dosing unpredictable, and

➢	lowering of blood pressure.

There is no approved reversal agent for LMWH.

We believe there is a medical and market need for a safer UFH antagonist.  Worldwide, we estimate that approximately two million extracorporeal blood procedures, including cardiothoracic procedures, are performed that utilize heparin and may require UFH reversal.  According to IMS Health, eight million doses of protamine are used annually worldwide.  We believe PMX-60056 has the potential to be a safe alternative to protamine.

According to IMS Health data, sales for LMWHs in the US and Canada were approximately $3 billion annually, corresponding to approximately 100 million individual doses of LMWH dispensed. In Europe, where LMWH is used more widely, the number of doses is estimated to be twice as high. Based on IMS Health sales data we estimate that more than 20 million patients receive LMWH annually.

While having favorable risk/benefit characteristics, clinical studies have shown that there is a significant incidence of bleeding in patients who receive LMWHs.  Most of these studies generally have shown that 1%-4% of patients experience serious, life-threatening bleeding, and up to 20% may experience clinically significant bleeding.  Neither protamine nor any other drug is approved for reversal of LMWH.  In patients who experience bleeding problems while on LMWH, current care may involve hospitalization, blood transfusions, and surgery, which can be expensive and unreliable.

PMX-60056 Clinical Development

Our first heptagonist product candidate is an IV formulation designed to manage coagulation in patients who have received UFH and LMWH.

Clinical Experiments to Date

In October 2009, we completed a single-dose Phase 1B/2 study where PMX-60056 met the study endpoints regarding safely and efficacy in permanently reversing heparin. Six healthy subjects were given 70 U/kg of heparin followed twenty minutes later with either a single dose of 0.3 mg/kg of PMX-60056 or a placebo administered intravenously. Each subject received two dosing regimens, initially with heparin and either PMX-60056 or a placebo and then, two days after the first dose, with the alternative regimen (heparin and either PMX-60056 or placebo). The anticoagulant activity of heparin was rapidly and completely reversed in all subjects receiving PMX-60056, as measured by activated partial thromboplastic time (aPTT).

In June 2010, we completed a single-dose Phase 1B/2 study where PMX-60056 met the study endpoints regarding safety and efficacy in reversing the LMWH tinzaparin (Innohep®). Six healthy subjects were given a subcutaneous injection of tinzaparin, followed 5 and 8 hours later by two ten-minute intravenous infusions of PMX-60056 or placebo. PMX-60056 rapidly reduced anti-Xa activity (a critical clotting factor) and rapidly and completely reversed the anticoagulant action of tinzaparin, as measured by aPTT. Each subject’s minimum aPTT readings after being dosed with PMX-60056 were at or near the subject’s aPTT readings prior to being dosed with tinzaparin.

In August 2010, we completed a dose-ranging Phase 1B/2 clinical study where PMX-60056 met the study endpoints regarding safety and efficacy in both the reversal of varying heparin levels, and allowing re-anticoagulation and re-reversal. Twelve healthy subjects received either 200 U/kg or 350 U/kg of heparin, followed 20 minutes later by an initial ten-minute infusion of PMX-60056. Subjects then received additional infusions of PMX-60056 until the remaining heparin was fully reversed. Following the first reversal of heparin, a second dose of 100 U/kg of heparin was administered to achieve re-anticoagulation, which was then also reversed with PMX-60056. PMX-60056 was generally well tolerated with no serious adverse events reported during the study.

In February 2011, we initiated a Phase 2 clinical trial to assess the safety and efficacy of PMX-60056, in reversing UFH in patients undergoing PCI procedures.  This multi-center, open-label Phase 2 clinical study is intended to enroll up to 40 patients undergoing PCI in the United States.  The primary endpoint of the study is to evaluate the safety and efficacy of PMX-60056 in reversing UFH in a surgical setting. Final results from the study are expected during the first half of 2012.

In September 2011, we initiated a Phase 1B/2 clinical study to evaluate the safety and efficacy of PMX-60056 in reversing the anticoagulant activity of the LMWH enoxaparin (Lovenox®).  This open-label, dose-response, Phase 1B/2 study will be conducted at a single site in the United States and enroll up to 18 healthy male and female subjects. The primary objective of the study is to assess the safety of using PMX-60056 in subjects that have received enoxaparin.  Final results from the study are expected during the first half of 2012.

PRECLINICAL PROGRAMS:

In addition to our clinical programs, we have conducted preclinical studies for other product candidates, including; compounds active against Gram-negative bacteria, fungal infections, malaria, tuberculosis, biowarfare pathogens, and PolyCide® antimicrobial biomaterials.  These preclinical programs are either currently on hold or are being supported primarily by grants or research contracts.  Further, we may consider expanding or initiating other development activities if and when we are able to generate sufficient additional funding and resources.

Commercialization Strategy

Our primary goal is to discover and develop novel agents for the treatment of serious acute care conditions.  To achieve this objective, we are implementing the following strategies:

We have exclusive commercial rights to all of our current programs and in addition have either exclusive ownership rights or options to obtain exclusive license rights to any new products that result from our academic relationships. Our objective is to generate maximum value from sales of our product candidates if regulatory approval is achieved.  To achieve this goal, we may consider, among other things, entering into agreements with third parties for development and commercialization rights.  Our priority is to continue to internally develop PMX-30063 and our infectious disease franchise in more advanced trials and/or broader potential uses. To that end, we may seek out-licensing opportunities with respect to our other programs, including PMX-60056 and our antimicrobial polymers (PolyCides).  If we are successful in capitalizing on any such opportunities, they could generate multiple sources of revenue, such as up-front fees, research funding, milestone payments and royalties, and allow us to focus and partially fund the future internal development of our retained programs.

We intend to out-license selected product candidates from certain internal programs, such as our PolyCides®. Such collaborations could generate multiple sources of revenue, such as up-front fees, research funding, milestone payments and royalties.

Research and Development

We incurred research and development expenses of $13,775,000, $10,951,000, and $7,374,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Intellectual Property

We rely on a combination of patents and trade secrets, as well as confidentiality and non-use agreements to protect our intellectual property.  Our patent strategy is designed to facilitate commercialization of our current and future product candidates, and create barriers to entry.  Our intellectual property portfolio currently consists of the following:

Patent	Status	Description
COMPOSITION AND USE PATENTS
Design, preparation and properties of antibacterial beta-peptides. (1)	United States - Issued 01/13/04
This patent claims composition of matter for particular beta-peptides that have antibacterial properties.  It also claims pharmaceutical preparations containing particular antibacterial beta-peptides and methods for creating sanitizing surfaces by treatment with an antibacterial beta-peptide.

Amphiphilic Polymers as Anti-Infective Agents: 1 (1)
United States – filed
Patent Cooperation Treaty – filed
National Phase entered
United States - issued 02/06/2007
European Patent - issued 09/17/2008
Other issued patents include Australia, China, Japan, South Korea

These patents and application family claims composition of matter for facially amphiphilic polymers that are polyamides, polyesters, polyurea, polyurethane, polycarbonate, or polyphenylene, compounds.  Also claimed are material articles made from the amphiphilic polymers that have antimicrobial properties.

Amphiphilic Polymers as Anti-Infective Agents: 2 (Phenylalkynes) (1)
United States – filed

Patent Cooperation Treaty – filed

National Phase entered

European Patent - issued 05/25/2011

Other issued patents: Australia, South Korea

European Divisional filed

Other divisional filings: Japan, China

These patents are similar to “Amphiphilic Polymers as Anti-Infective Agents: 1” above, but further claims facially amphiphilic polymers that are polyphenylene and heteroarylene compounds.
Facially amphiphilic polymers and oligomers and uses thereof: 1 (1)
United States - filed
Patent Cooperation Treaty - filed
National Phase entered

Other issued patents: Australia

United Stated Divisional – filed

European Divisionals – four filed

Other Divisional filings: Australia, China, Japan

This application claims pharmaceutical compositions and uses for facially amphiphilic polymers, oligomers and small molecules that are polyamides, polyesters, polyurea, polyurethane, polycarbonate, or polyphenylene, compounds.  Uses include method of treatment (systemic and topical) as antimicrobial agents against bacteria, fungi and viruses and as an antidote to heparin and LMWH.  Also, composition of matter claims are expanded.

Patent	Status	Description
Facially amphiphilic polymers and oligomers and uses thereof: 2 (Phenylalkynes) (1)	United States - filed Patent Cooperation Treaty - filed National Phase entered United States patent issued (date pending) United States Divisional – filed European Divisional - filed	These patents are similar to “Amphiphilic Polymers as Anti-Infective Agents: 1” above, except that the small molecules to which it claims use are polyphenylene and heteroarylene compounds.
Polycationic Compounds and Uses thereof
United States – filed

Patent Cooperation Treaty – filed

National Phase entered

United States patent issued 06/30/2009

United States Continuations – three filed

United States patents issued 06/29/2010 and 03/06/2012 and one pending

Other Divisional filings: Japan, China
This application claims method of use for modulating angiogenesis with polycationic compounds, compositions of anti-heparin compounds and methods of inhibiting heparin activity.
Composition and Use of Polymethacrylate Co-Polymers (1)	United States - filed Patent Cooperation Treaty - filed National Phase entered European Divisionals - three filed	This application claims amphiphilic co-polymers that exhibit antimicrobial activity and uses in a number of pharmaceutical and material applications.
Composition and Use of Polynorbornene Co-Polymers (2)	United States - filed Patent Cooperation Treaty - filed National Phase entered European Divisional filed Other patents issued: Australia, China	This application specifies novel polynorbornene polymers and co-polymers and their use as antimicrobial agents for pharmaceutical and material applications.
Facially Amphiphilic Polymers and Oligomers, Compositions Thereof, and Use Thereof in Methods of Treating Cancer (1,2)	United States - filed Patent Cooperation Treaty - filed National Phase entered European Divisional filed Other Divisional filed - Japan Other patent issued: Australia	This application claims pharmaceutical compositions and uses for facially amphiphilic polymers, oligomers and small molecules to treat cancers.

Patent	Status	Description
Ophthalmic and Otic Compositions of Facially Amphiphilic Polymers and Oligomers and Use Thereof	United States - filed Patent Cooperation Treaty - filed National Phase entered Other patents issued: China Other divisional filings: China (two)
This application relates to antimicrobial compositions of facially amphiphilic antimicrobial polymers and oligomers useful for the treatment or prevention of ophthalmic and otic infections.  The application also relates to methods of using the compositions for treating and/or preventing ophthalmic and otic infections.

Combination of Synthetic Antimicrobial Polymers and Sesquiterpenoid Compounds	United States - filed	This application relates to the combination of facially amphiphilic antimicrobial polymers and oligomers with sesquiterpenoids to enhance antimicrobial activities.
Anti-Malarial Compounds	United States - filed Patent Cooperation Treaty - filed National Phase entered	This application relates in to arylamide and other classes of compounds and their use in treating malaria.
Synthetic Mimetics of Host Defense and Uses Thereof	United States - filed Patent Cooperation Treaty - filed National Phase entered	This application relates to arylamide compounds, their antimicrobial uses and methods of synthesis.
Antimicrobial Molecules for Treating Multi-Drug Resistant and Extensively-Drug Resistant Strains of Mycobacterium	United States - filed Patent Cooperation Treaty - filed National Phase entered	This application relates to treating multi-drug resistant and extremely drug resistant strains of mycobacterium with antimicrobial compounds and compositions.
Antimicrobial Polymers (2)	United States – filed Patent Cooperation Treaty – filed National Phase entered	This application relates to compositions of polynorborene polymers useful as antimicrobials and delivery vehicles for cell entry of macromolecules.
Processes for Preparing a Polymeric Compound	United States - filed Patent Cooperation Treaty - filed	This application relates to preferred methods for synthesizing and preparing pharmaceutical compositions of representative compounds in the salicylamide class of compounds
Anti-Heparin Compounds	United States - filed Patent Cooperation Treaty - filed	This application relates to methods of antagonizing anticoagulant agents, such as unfractionated heparin, low molecular weight heparin, and/or a derivatives and compositions of the antagonists.
Methods of Immune Modulation	United States - filed Patent Cooperation Treaty - filed	The present invention is directed, in part, to methods of modulating an immune response in an animal with facially amphiphilic compounds.
Facially Amphiphilic Compounds, Compositions, and Uses Thereof in Treating Cancer	United States - filed Patent Cooperation Treaty - filed	The present invention relates to compositions of facially amphiphilic compounds and their use in methods for treating cancers in animals, such as humans.
COMPUTATIONAL PATENTS
Methods, systems and computer program products for computational analysis and design of amphiphilic polymers (1)	United States - issued 09/15/2009
This application is directed to the creation and use of novel force field packages for modeling the structure and behavior of complex molecules in complex environments.  Specific utilities are the prediction of oligomer structures in polar and apolar medias.

Patent	Status	Description
Computer simulation of biomembranes using a Coarse Grain Model (1)	United States - filed
This application is directed to the creation and use of a novel coarse grain model for studying complex biological structures, such as membranes.  Specifically a computational approach is described that accurately predicts the structural and dynamic properties of membranes that are far less demanding of CPU time than comparable methods.

Computational design of a water-soluble analog of a protein, such as phospholamban and potassium channel Kcsa (1)	United States - filed	This application claims methods and computer programs for the computational design of water-soluble analogs of membrane proteins that retain biological function.

(1)	Patent rights obtained pursuant to a license agreement with the University of Pennsylvania.
(2)	Patent rights obtained pursuant to a license agreement with the University of Massachusetts-Amherst.

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

In addition, we have received trademark protection for the marks PolyMedix,® PolyCide®, and PolyDentix®.

COMPETITION:

Antibiotic Competition

The pharmaceutical industry is highly competitive.  We face significant competition from pharmaceutical companies and biotechnology companies that are researching and selling products designed to treat bacterial infections.  Many major pharmaceutical companies, such as GlaxoSmithKline, Pfizer, Bayer, Merck, Novartis, Johnson & Johnson, and Sanofi Aventis have already established significant positions in the antibiotic market.  Additionally, many mid-sized and smaller companies, such as Astellas Pharma, Forest Laboratories, Cubist Pharmaceuticals, Basilea Pharmaceutica, Theravance, The Medicines Company, Trius Therapeutics, NovaBay Pharmaceuticals, Inc., and Rib-X Pharmaceuticals have either marketed antibiotics and/or are attempting to enter this market by developing novel and more potent antibiotics that are intended to be effective against drug-resistant bacterial strains.

Many of these companies, as well as other potential entrants into the antibiotic market, have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do.  Many of these current or potential competitors can devote substantially greater resources to the development and promotion of their products than we can.

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

Phase 1
Refers typically to closely monitored clinical trials and includes the initial introduction of an investigational new drug into human patients or healthy volunteer subjects.  Phase 1 clinical trials are designed to determine the safety, metabolism and pharmacologic actions of a drug in humans, the potential side effects of the product candidates associated with increasing drug doses and, if possible, to gain early evidence of the product candidate’s effectiveness.  Phase 1 trials also include the study of structure-activity relationships and mechanism of action in humans, as well as studies in which investigational drugs are used as research tools to explore biological phenomena or disease processes.  During Phase 1 clinical trials, sufficient information about a drug’s pharmacokinetics and pharmacological effects should be obtained to permit the design of well-controlled, scientifically valid Phase 2 studies.  The total number of subjects and patients included in Phase 1 clinical trials varies, but is generally in the range of 20 to 80 people.  Phase 1 clinical studies generally take from six to 30 months to complete.

Phase 2
Refers to controlled clinical trials conducted to evaluate appropriate dosage and the effectiveness of a drug for a particular indication or indications in patients with a disease or condition under study and to determine the common short-term side effects and risks associated with the drug.  These clinical trials are typically well controlled, closely monitored and conducted in a relatively small number of patients, usually involving no more than several hundred subjects, and may take 2 to 3 years to complete.

Phase 3
Refers to expanded controlled and uncontrolled clinical trials.  These clinical trials are performed after preliminary evidence suggesting effectiveness of a drug has been obtained.  Phase 3 clinical trials are intended to gather additional information about the effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling.  Phase 3 trials usually include from several hundred to several thousand subjects.  Phase 3 testing varies by disease state, but can often last from 2 to 7 years.

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

Furthermore, regulatory approval of prices is required in most countries other than the U.S.  We face the risk that the resulting prices would be insufficient to generate an acceptable return.

Business History

PolyMedix traces its roots to the incorporation of our subsidiary, PolyMedix Pharmaceuticals, Inc., which was incorporated in August 2002 as “PolyMedix, Inc.”  That corporation commenced operations as a biotechnology company focused on treating infectious diseases, and continues those operations to this day.

Our public holding company, PolyMedix, Inc., is a Delaware corporation, incorporated in March 2005 and formerly known as BTHC II Acquisition Corp.  Prior to its acquisition of our operating company, BTHC II Acquisition Corp. was a public shell company, which resulted from the reorganization of one of a group of affiliated debtors, BTHC II LLC, pursuant to an amended plan of reorganization approved by the U.S. Bankruptcy Court for the Northern District of Texas in November 2004.

BTHC II Acquisition Corp. acquired our operating company (then known as “PolyMedix, Inc.”) in November 2005, pursuant to an agreement and plan of merger and reorganization.  In accordance with the agreement, the former stockholders of the operating company exchanged their equity ownership interests in the operating company for an aggregate 94 percent equity ownership interest in BTHC II Acquisition Corp., and our operating company merged with PolyMedix Merger Sub, Inc., a wholly-owned subsidiary of BTHC II Acquisition Corp.  As a result of the merger, our operating company became a wholly-owned subsidiary of BTHC II Acquisition Corp.

At the time of the merger, neither BTHC II Acquisition Corp. nor its merger subsidiary had any operations, assets or liabilities.  Because the former stockholders of the operating company exchanged their equity ownership interests in the operating company for an aggregate 94 percent equity ownership interest in the former BTHC II Acquisition Corp., our operating company was, for accounting purposes, the surviving entity of the merger.  Accordingly, all financial information included in this report for the periods prior to the merger is for PolyMedix Pharmaceuticals, Inc.

On February 24, 2006, the parent corporation changed its name from “BTHC II Acquisition Corp.” to “PolyMedix, Inc.”, and the operating company changed its name from “PolyMedix, Inc.” to “PolyMedix Pharmaceuticals, Inc.”

Employees

We currently have 28 full-time employees, including one M.D. and 15 employees with Ph.D. degrees.  Nineteen of our employees are focused on research and development and nine are focused on general administration.  We also utilize a number of consultants to assist with research and development activities.

Securities and Exchange Commission Filings

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC.  Members of the public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-732-0330.  The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC.  The address of that site is www.sec.gov.  We also make our SEC filings available free of charge through our web site, www.polymedix.com, under “Investors/Financials/SEC Filings.”

Item 1A. Risk Factors.

Risks Related to Our Business

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future.

We are a development stage company with a limited operating history.  As of December 31, 2011, we had an accumulated deficit of approximately $84,134,000.  We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the foreseeable future.  These losses, among other things, have had and will continue to have an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.

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

We believe that our current cash and investment balances as of the date of this report will be sufficient to fund the completion of our ongoing Phase 2 studies for each PMX-30063 and PMX-60056, as well as fund our operations for at least the next 12 months. If we are unable to secure adequate additional funding in the future, we may delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business may be materially and adversely affected.

As of the date of this report, we estimate that the direct development costs for the present ongoing clinical studies for each PMX-30063 and PMX-60056 will be approximately $6 million to $8 million for PMX-30063 and $1 million to $3 million for PMX-60056.  We expect that the direct development costs to conduct a second Phase 2 clinical study for PMX-30063 will be approximately $4 million to $6 million.  We will incur substantial costs beyond the present and planned Phase 2 trials in order to file a New Drug Application (NDA) for PMX-30063 and PMX-60056, in each case the nature, design, size and cost of further studies will depend in large part on the outcome of preceding studies and discussions with regulators.

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

We have pledged substantially all of our assets, other than our intellectual property, as collateral to secure certain credit facilities and have provided the lenders with remedies in the event of a default, including the ability to collect and liquidate the collateral.

We have established a $10 million credit facility with Hercules Technology II, L.P., or “Hercules,” and a $1,000,000 letter of credit agreement to secure our payment obligations under our facility operating lease.  We may renew or extend these credit facilities or establish similar credit facilities in the future.  If we do not make required payments to our secured creditors or otherwise experience an event of default, our secured creditors may exercise all remedies available under to them under the applicable credit agreements and applicable law, including acceleration of our obligations to them and the collection and liquidation of the collateral.  While we have not pledged our intellectual property as collateral, we have pledged the rights to any payments and proceeds from the sale, licensing or disposition of all or any part our intellectual property.

We may not be able to access sufficient funds under our Equity Line with Dutchess Opportunity Fund, II, L.P. when needed.

Our ability to put shares to Dutchess and obtain funds under our Equity Line is limited by the terms and conditions in the Investment Agreement with Dutchess, including restrictions on when we may exercise our put rights, restrictions on the amount we may put to Dutchess at any one time, which is determined in part by the trading volume of our common stock, and a limitation on our ability to put shares to Dutchess to the extent that it would cause Dutchess to beneficially own more than 4.99% of our outstanding shares. In addition, we do not expect the Equity Line to satisfy all of our funding needs, even if we are able and choose to take full advantage of the Equity Line.  In addition, this Investment Agreement expires in July 2012.

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

The FDA has been actively working to revise certain of its guidance and in August 2010 issued draft guidance for clinical trial conduct, evaluation, clinical endpoints, and requirements for regulatory approval for antibiotic product candidates intended for use in acute bacterial infections, including acute bacterial skin and skin structure infections (ABSSSI), which has been the intended first clinical indication for PMX-30063.  Based on the potential impacts of revised final FDA guidance, there may be delays in the conduct of clinical trials in the United States.  Furthermore, there has not been a new product candidate for heparin reversal considered by the FDA in recent years, and there has never to date been a product candidate for reversal of LMWH considered by the FDA.  The FDA and/or other foreign regulatory authorities may in the future request clinical trial parameters that result in clinical trials that are too expensive or too difficult to demonstrate pharmacoeconomic and therapeutic benefits compared to current therapy. As a result, our present plans for clinical development, including the cost and timing for development of our product candidates, may ultimately be substantially different than our present expectations, and there is no way of predicting what impacts on our timelines, cost projections, and clinical trials requirements may result from these changes in policy, requirements, standards, and guidance of the FDA and other regulatory authorities.

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

Our success is also dependent on our ability to attract, retain and motivate highly trained technical, marketing, sales and management personnel for the development, maintenance and expansion of our activities.  We may not be able to retain our existing personnel or attract additional qualified employees.  The loss of key personnel or the inability to hire and retain additional qualified personnel in the future could have a material adverse effect on our business, financial condition, and results of operation.

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

As of December 31, 2011, our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 10.8% of our common stock.  Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination.  On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share.  If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these individuals, if they chose to act together, would have significant influence on the election of directors, and other matters submitted to stockholder vote, including approval of any merger, consolidation or sale of all or substantially all of our assets.  This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

The FDA has been actively working to revise certain of its guidance and in August 2010 issued draft guidance for clinical trial conduct, evaluation, clinical endpoints, and requirements for regulatory approval for antibiotic product candidates intended for use in acute bacterial infections, including skin and skin structure infections (ABSSSI), which has been the intended first clinical indication for PMX-30063.  Based on the potential impacts of revised final FDA guidance, there may be delays in the conduct of clinical trials in the United States. Furthermore, there has not been a new product candidate for heparin reversal considered by the FDA in recent years, and there has never to date been a product candidate for reversal of LMWH considered by the FDA.  The FDA and/or other foreign regulatory authorities may in the future request clinical trial parameters that result in clinical trials that are too expensive or too difficult to demonstrate pharmacoeconomic and therapeutic benefits compared to current therapy.  As a result, our present plans for clinical development, including the cost and timing for development of our product candidates, may ultimately be substantially different than our present expectations, and there is no way of predicting what impacts on our timelines, cost projections, and clinical trials requirements may result from these changes in policy, requirements, standards, and guidance of the FDA and other regulatory authorities.

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

In the antibiotic market, many major pharmaceutical companies, such as GlaxoSmithKline, Pfizer, Bayer, Merck and Sanofi Aventis have already established significant positions.  Additionally, many smaller companies, such as Astellas Pharma, Forest Laboratories, Cubist Pharmaceuticals, Basilea Pharmaceutica, Theravance, The Medicines Company, Trius Therapeutics, NovaBay Pharmaceuticals, Inc., and Rib-X Pharmaceuticals either have marketed, or are attempting to enter this market by developing, novel and more potent antibiotics that are intended to be effective against drug-resistant bacterial strains.  In the UFH antagonist market, protamine is the only available antidote for and antagonist to UFH and, as such, protamine currently dominates this market.  Because of protamine’s virtual monopoly of the UFH antidote/antagonist market, we believe that it may be difficult for our future UFH antidote/antagonist products to penetrate this market.  In addition, new products competing with UFH and LMWH may be successful in gaining market share and reduce the market for a UFH and LMWH reversing agent. There may be additional competitive products about which we are not aware.

Recently enacted health care reform legislation may increase our costs, impair our ability to match our pricing with any such increased costs, and therefore could materially and adversely affect our business, financial condition and results of operations.

The Patient Protection and Affordable Care Act (“PPACA”) was signed into law on March 23, 2010.  The PPACA was subsequently amended on March 30, 2010 by the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”).  The PPACA and Reconciliation Act (collectively the “Act”) entail sweeping health care reforms with staggered effective dates from 2010 through 2018, and many provisions in the Act require the issuance of additional guidance from the U.S. Department of Labor, the Internal Revenue Service, the U.S. Department of Health & Human Services, and the states.  This reform includes, but is not limited to: the implementation of a small business tax credit; required changes in the design of our healthcare policy including providing insurance coverage to part-time workers working thirty or more hours per week; “grandfathering” provisions for existing policies; state insurance exchanges; “pay or play” requirements; and a “Cadillac plan” excise tax.  We are currently unable to determine the long-term impact of such legislation on our business. Since many provisions of the Act do not become operative until future years, we do not expect the Act to have a material adverse impact on our results of operations in 2012.  However, health care reform as mandated and implemented under the Act and any future federal or state mandated health care reform could materially and adversely affect our financial position and results of operations by increasing our costs, hindering our ability to effectively match our cost of providing health insurance with our pricing and impeding our ability to attract and retain customers as well as potentially changing our business model or causing us to lose certain current competitive advantages.

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

Our common stock is currently quoted on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this Form 10-K and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:

➢	results and timing for achievements of preclinical and clinical milestones;
➢	commercial success of approved products;
➢	corporate partnerships;
➢	technological innovations by us or competitors;
➢	changes in laws and government regulations both in the U.S. and overseas;
➢	changes in key personnel at our company;
➢	developments concerning proprietary rights, including patents and litigation matters;
➢	public perception relating to the commercial value or safety of any of our product candidates;
➢	future sales of our common stock;
➢	future issuance of our common stock causing dilution;
➢	anticipated or unanticipated changes in our financial performance or future prospects;
➢	general trends related to the biopharmaceutical and biotechnological industries; and
➢	general conditions in the stock market

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

If we undergo a reverse split of our common stock, the value of our common stock may be less than the market value of the common stock before the split multiplied by the split ratio.

We may in the future undergo a reverse stock split.  After completion of such a reverse split, the post-split market price of our common stock may be less than the pre-split price multiplied by the split ratio.  In addition, a reduction in the shares available in the public float may impair the liquidity in the market for our common stock which may reduce the value of our common stock.

If we issue additional shares in the future, it will likely result in the dilution of our existing stockholders.

Our certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock with a $0.001 par value and up to 10,000,000 preferred shares with a par value of $0.001, of which approximately 106,000,000 common shares were issued and outstanding as of December 31, 2011. We may need to increase our authorized share count in order to issue additional shares of common stock in the future.  From time to time we also will increase the number of shares available for issuance in connection with our equity compensation plans and we may issue awards to our employees outside the terms of our stock plans. As of December 31, 2011, we had approximately 9,662,000 additional shares of common stock reserved for future issuance under our stock plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

Moreover, in the past, we issued warrants and options to acquire shares of common stock. As of December 31, 2011, we had warrants and options to purchase approximately 67,618,000 shares of our common stock outstanding.  In addition, our Equity Line with Dutchess contemplates the issuance of up to 12,000,000 shares of our common stock to Dutchess, subject to certain restrictions and obligations.

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

Since our reincorporation in Delaware in March 24, 2005, we have never declared or paid a cash dividend on our common stock and we do not expect to pay cash dividends in the foreseeable future.  If we do have available cash, we intend to use it for research and development of our product candidates and for general corporate purposes.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since August 18, 2006, our Common Stock has been quoted on the OTC Bulletin Board under the symbol “PYMX”. The market for our Common Stock is limited and volatile. The following table sets forth the range of high and low sales prices for our Common Stock for each of the periods indicated as reported by the OTC Bulletin Board. The prices quoted on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commissions. The OTC Bulletin Board prices listed below may not represent actual transaction prices.

	Year Ended December 31, 2011
	High	Low
First Quarter	$1.03	$0.83
Second Quarter	$0.84	$0.56
Third Quarter	$0.78	$0.55
Fourth Quarter	$0.77	$0.56

	Year Ended December 31, 2010
	High	Low
First Quarter	$1.38	$0.99
Second Quarter	$1.18	$0.91
Third Quarter	$1.04	$0.74
Fourth Quarter	$1.08	$0.80

Holders of Record

As of March 9, 2012, there were approximately 700 holders of record of shares of our Common Stock.

Dividends

Since our reincorporation in Delaware in March 24, 2005, we have not paid or declared any cash dividends on our Common Stock. We currently intend to retain any earnings for future growth and, therefore, do not expect to pay cash dividends on our Common Stock in the foreseeable future.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our common stock during the five years ended December 31, 2011 with the cumulative total returns on the Amex Biotechnology Index and Amex Composite Index.  The graph assumes $100 was invested on December 31, 2006 in our common stock and in each of the following indices and assumes the reinvestment of dividends, where applicable.

Date	Amex Biotech	PolyMedix	Amex Composite
12/31/2006	$100.00	$100.00	$100.00
12/31/2007	104.28	68.00	117.17
12/31/2008	85.80	49.60	67.96
12/31/2009	124.91	54.80	88.74
12/31/2010	172.04	40.00	107.39
12/31/2011	144.70	30.80	119.05

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

	YEAR ENDED DECEMBER 31,
(in thousands)	2011	2010	2009	2008	2007

Operations data:
Revenues	$2,457	$2,144	$1,048	$1,066	$1,126
Operating expenses	20,973	16,718	12,931	12,276	13,801

Net loss	(19,930)	(15,516)	(11,829)	(10,986)	(12,164)
Beneficial conversion and conversion inducement on Preferred Stock	-	-	-	(5,845)	(2,247)
Net loss attributable to common shareholders	(19,930)	(15,516)	(11,829)	(16,831)	(14,411)

Net loss per share - basic and diluted	$(0.20)	$(0.19)	$(0.19)	$(0.40)	$(0.61)

Balance sheet data:
Cash and investments	$21,354	$20,821	$23,974	$15,106	$8,903
Working capital	13,496	14,281	22,864	13,404	5,101
Total assets	22,651	22,445	25,392	16,077	9,722
Long-term debt, including current portion, and capital lease obligations	6,550	9,665	-	-	104
Shareholders’ equity	5,384	9,203	22,319	13,143	5,134

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

Overview

We are a clinical stage biotechnology company focused on developing treatments for patients with acute care conditions with synthetic small molecule compounds referred to as biomimetics. Using our proprietary drug discovery platform, we have created novel defensin mimetic antibiotic compounds, heparin antagonist compounds, and other drug compounds intended for human therapeutic use. Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing and human clinical trials of our product candidates, exploring marketing channels and recruiting personnel.

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through December 31, 2011 was $84,134,000, and we expect to continue to incur substantial losses in future periods.

None of our product candidates have received regulatory approval for commercial sale and our product candidates may never be commercialized. In addition, all of our product candidates are in the early stages of development and most of our programs are either on hold pending additional funding or being developed only to the extent they are substantially funded by targeted grants or research contracts. The progress and results of our current and any future clinical trials or future pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected. Our development programs require a significant amount of cash to support the development of product candidates.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including market acceptance for our technologies and product candidates and various other factors. We believe that our current cash and investment balances as of the date of this report will be sufficient to fund our operations for at least the next 12 months.

As of the date of this report, we estimate that the direct development costs for the present ongoing clinical studies for each PMX-30063 and PMX-60056 will be approximately $6 million to $8 million for PMX-30063 and $1 million to $3 million for PMX-60056.  We expect that the direct development costs to conduct a second Phase 2 clinical study for PMX-30063 will be approximately $4 million to $6 million.  We will incur substantial costs beyond the present and planned Phase 2 trials in order to file a New Drug Application (NDA) for PMX-30063 and PMX-60056, in each case the nature, design, size and cost of further studies will depend in large part on the outcome of preceding studies and discussions with regulators.

We believe that our current cash and investment balances as of the date of this report will be sufficient to fund the completion of our ongoing studies for each PMX-30063 and PMX 60056, as well as fund our operations for at least the next 12 months. We will need to secure additional funding in the future, from one or more equity or debt financings or other sources, in order to carry out all of our planned research, drug discovery and development activities, including with respect to PMX-30063 and PMX 60056.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations for the years ended December 31, 2011, 2010, and 2009, and financial condition as of December 31, 2011 and 2010.

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

Stock-based compensation

Since inception, we have used the Black-Scholes-Merton formula to estimate the fair value of stock options and warrants and have elected to continue to estimate the fair value of stock options and warrants using the Black-Scholes-Merton formula. The volatility and expected term assumptions have the most significant effect on the results obtained from the Black-Scholes Merton formula. We have to date assumed that stock options have an expected life of five years, representing about half of their contractual life, and assumed Common Stock volatility of between 41% and 75%. Warrants have an initial expected life of five years, equal to their contractual life, with adjustments made each reporting period for certain warrants requiring mark-to-market treatment.  Higher estimates of volatility and expected life of the option or warrant increase the value of an option or warrant and the resulting expense. Given the absence of an active market for our Common Stock in prior periods, the fair value of our Common Stock has periodically been estimated using several criteria, including progress and milestones achieved in our research activities along with the price per share of our preferred and Common Stock offerings.

Results of Operations

Year ended December 31, 2011 compared to year ended December 31, 2010

Grant and contract revenues were $2,457,000 and $2,144,000 for the years ended December 31, 2011 and 2010, respectively. The increase was due to several new grants and contracts that commenced during the third quarter of 2010 and continued into fiscal year 2011.

Research and development expenses were $13,775,000 and $10,951,000 for the years ended December 31, 2011 and 2010, respectively. The increase was due to the Phase 2 trials which commenced late in 2010 and early 2011, and continued throughout 2011.  Additionally, there were increased costs associated with the performance of our research grants and contracts.

For PMX-30063, we incurred direct research and development costs of $5,800,000, $3,900,000, and $2,700,000 for each of the three years ended December 31, 2011, 2010 and 2009, respectively, and $21,100,000 for the period from August 8, 2002 (Inception) to December 31, 2011.  For PMX-60056, we incurred direct research and development costs of $1,200,000, $2,200,000, and $700,000 for each of the three years ended December 31, 2011, 2010 and 2009, respectively, and $8,400,000 million for the period from August 8, 2002 (Inception) to December 31, 2011. While we do not specifically track indirect costs and general and administrative expenses by product candidate, most of these costs and expenses have been incurred in support of these two lead product candidates.

General and administrative expenses were $7,198,000 and $5,767,000 for the years ended December 31, 2011 and 2010, respectively. This increase was due primarily to an approximately $745,000 increase in patent legal costs for 2011 as we expanded our patent applications internationally.  Additionally, we incurred an increase of approximately $650,000 in personnel costs and equity compensation expense, driven primarily by the hiring of new officers late in 2010 and during 2011.

Interest income was $94,000 and $96,000 for the years ended December 31, 2011 and 2010, respectively. Interest income remained flat for comparatively to both periods due to a combination of similar average cash balances and flat interest rates.

Interest expense was $1,158,000 and $1,038,000 for the years ended December 31, 2011 and 2010, respectively.  Interest expense for each period is in line with our debt commitments.

Loss on derivative instruments was $350,000 and $0 for the years ended December 31, 2011 and 2010, respectively.    In April 2011, we closed on an equity financing which included the issuance of Series D warrants with certain provisions requiring the warrants to be classified as a non-cash derivative liability.  The warrants are adjusted for changes in fair value at each reporting period, and such changes are recorded through earnings.  Due to increases in our stock price since the initial issuance of these warrants, the fair value increased during the year, resulting in an increase in the liability and the loss.

Cash Flows

Operating Activities. Cash used in operating activities during the year ended December 31, 2011 increased to $14,496,000 as compared to $12,414,000 used in the year ended December 31, 2010. The increase was driven primarily by an increase in research and development costs to advance our lead product candidates into Phase 2.

Investing Activities. Cash used in investing activities primarily represents cash paid for the purchase of capital assets and investments offset by the proceeds from the maturity and sale of such assets and investments.  During the year ended December 31, 2011, we purchased approximately $183,000 in computer and lab equipment.  During the year ended December 31, 2010, we purchased $474,000 in computer and lab equipment, $5,448,000 of short-term and long-term investments, and received proceeds of $3,800,000 on the maturity of short-term investments.

Financing Activities. To date, we have financed our operating and investing activities primarily from the proceeds from the sale of equity securities and issuance of debt. During the year ended December 31, 2011, we received net proceeds of $18,451,000 in connection with our April 2011 equity financing, and paid down $3,237,000 in principal on our outstanding debt obligations.  During the year ended December 31, 2010, we received net proceeds of $9,839,000 from the issuance of debt, and paid $106,000 in financing costs associated with our November 2009 equity financing and the filing of a shelf registration statement in 2010.

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

Research and development expenses were $10,951,000 and $7,374,000 for the years ended December 31, 2010 and 2009, respectively. The increase was due to the additional Phase 1B activities completed in the second half of 2010 for PMX-60056, and drug manufacturing and other activities in preparation for and commencing Phase 2 clinical trials for PMX-30063 and PMX-60056, as well as increased costs associated with our performance of research grants and contracts.

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

Interest expense was $1,038,000 and $1,000 for the years ended December 31, 2010 and 2009, respectively.  The increase was due to interest on our $10,000,000 long-term debt, which commenced on March 31, 2010 resulting in significantly higher interest expense than was incurred solely from our capital lease obligations in 2009.

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

As of December 31, 2011 and December 31, 2010, we had cash and investment balances of approximately $21,354,000 and $20,821,000, respectively, and total liabilities of approximately $17,267,000 and $13,242,000, respectively.  The increase in our cash and investment balances from December 31, 2010 to December 31, 2011 was primarily attributable to cash proceeds from an underwritten registered direct offering completed in April 2011, partially offset by the repayment of debt obligations and costs of our Phase 2 clinical trials for both of our lead product candidates. The increase in our total liabilities was primarily attributable to the nonrecurring, noncash issuance of Series D warrants classified as a derivative liability and increased research and development costs, partially offset by paying down a portion of the principal on our long-term debt.

We presently have an Investment Agreement (“Investment Agreement”) with Dutchess Opportunity Fund, II, L.P. (formerly known as Dutchess Equity Fund, L.P.) (“Dutchess”), pursuant to which Dutchess committed to purchase up to $10,000,000 (but not to exceed 12,000,000 shares) of our common stock, subject to the terms and conditions of the Investment Agreement.  As of December 31, 2011, we have not issued any shares pursuant to this Investment Agreement.  This Investment Agreement expires in July 2012.

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

Off-Balance Sheet Arrangements

Credit Line.  In December 2011, we entered into a letter of credit agreement to secure our payment obligations under our facility operating lease. This letter of credit is for $1,000,000, expires on December 1, 2012, subject to annual renewal, and is secured by certificates of deposits held at the same financial institution.

Commitments and Contingencies

As described above, we believe our current cash and investment balances are adequate to fund operations, including the following commitments and contingencies, at least for the next twelve months. If we are unable to secure adequate additional funding during 2012, we may delay, scale back or eliminate certain of our future research, drug discovery or development activities or certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding, if at all.

Operating Lease

In June 2006, we entered into an operating lease agreement for 24,223 square feet of combined office and laboratory space located in Radnor, Pennsylvania.  The initial term of the lease is 12 years. Payments under the lease commenced on December 1, 2006.  Our annual future minimum lease payments under this non-cancelable operating lease are as follows (in thousands):

Operating Leases
2012	$686
2013	705
2014	724
2015	743
2016	756
Thereafter	1,388
Total minimum lease payments	$5,002

Rent expense was $598,000 for each of the three years ended December 31, 2011, and $3,671,000 for the period from August 8, 2002 (Inception) to December 31, 2011.

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

	Years Ended December 31,		Period from August 8, 2002 (Inception) to
	2011	2010	December 31, 2011
Principal	$ 3,237	$ -	$ 3,237
Interest	1,070	841	1,911
Total principal and interest	$ 4,307	$ 841	$ 5,148

Our annual future payments under this loan obligation are as follows (in thousands):

	Principal	Interest	Total
2012	$ 3,664	$ 643	$ 4,307
2013	3,099	165	3,264
Total minimum loan payments	$ 6,763	$ 808	$ 7,571

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

In May 2011, the FASB issued an ASU which converges guidance with that of the International Accounting Standards Board (IASB) on how to measure fair value and on what disclosures to provide about fair value measurements.  While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands Accounting Standards Codification (ASC) 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards. However, some could change how the fair value measurement guidance in ASC 820 is applied.  The ASU is effective for interim and annual periods beginning after December 15, 2011.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, which revised the manner in which entities present comprehensive income in their financial statements.  The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The ASU does not change the items that must be reported in other comprehensive income (OCI).  With the exception of the indefinite deferral of the provisions that require entities to present, in both net income and OCI, adjustments of items that are reclassified from OCI to net income, for public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our investment assets consist solely of certificates of deposit with a financial institution.  The interest rates are fixed over the duration of the certificate, and are backed by the full faith and credit of the financial institution.  We intend to hold such certificates to maturity at which time the certificate will be redeemed at face value, and all accrued interest will be paid. Due to the backing of the financial institution, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio.

Our long-term debt carries a variable interest rate indexed to the prime rate, subject to a cap.  The prime rate in the U.S. has remained at 3.25% since December of 2008.  While we cannot predict when, if at all, this rate will be increased, the prime rate would have to increase by more than 2% to increase our current interest rate on our long-term debt, and our interest rate cannot increase by more than 1.65%.  We believe the stability of the prime rate over the past three years and our interest rate cap sufficiently mitigate interest rate risk related to our debt. In the event that prime rate increases by 3.65% to the capped rate, we would incur additional interest expense and cash outflows of $170,000 through loan maturity in 2013.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, accompanying notes and Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K beginning on page F-1, which are incorporated in this Item 8 by reference.

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Our internal control contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal controls over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Annual Meeting

On March 8, 2012, the Nominating and Corporate Governance Committee of the Board of Directors of PolyMedix, Inc. (the “Company”) fixed May 1, 2012 as the date of the Company’s 2012 Annual Meeting of Stockholders (the “Annual Meeting”).  March 19, 2012 has been fixed as the record date for stockholders entitled to notice of and to vote at the Annual Meeting.

Because the Annual Meeting will be held more than 30 days from the calendar date of the Company’s 2011 Annual Meeting of Stockholders, the due dates for the provision of any qualified stockholder proposal or qualified stockholder nominations under the rules of the Securities and Exchange Commission (the “SEC”) and the Bylaws of the Company listed in the Company’s 2011 Proxy Statement on Schedule 14A as filed with the SEC on April 29, 2011 are no longer applicable. Such nominations or proposals, including any notice on Schedule 14N, are now due to the Company no later than March 23, 2012. The Company currently intends to make its proxy materials available beginning on or about March 29, 2012.

Departure of Director

On March 12, 2012, Dr. Richard Bank (79) informed the board of directors of PolyMedix, Inc. (the “Company”) that, for personal reasons and not any disagreement with the Company, he would not stand for re-election to the board of directors of the Company at the Company’s 2012 annual meeting of stockholders to be held on May 1, 2012.    Dr. Bank will continue as a consultant and special financial advisor to PolyMedix.  Dr. Bank currently serves as a member of the board of directors and as a member of the Compensation Committee.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

We incorporate the information required by this Item 10 by reference to the definitive proxy statement for our 2012 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item 11. Executive Compensation.

We incorporate the information required by this Item 11 by reference to the definitive proxy statement for our 2012 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate the information required by this Item 12 by reference to the definitive proxy statement for our 2012 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions and Director Independence.

We incorporate the information required by this Item 13 by reference to the definitive proxy statement for our 2012 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

Item 14. Principal Accountants Fees and Services.

We incorporate the information required by this Item 14 by reference to the definitive proxy statement for our 2012 annual meeting of shareholders, to be filed with the Securities and Exchange Commission.

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
2.1
Agreement and Plan of Merger and Reorganization, dated October 6, 2005, among the Registrant, PolyMedix Merger Sub, Inc., PolyMedix Pharmaceuticals, Inc. and those stockholders of Registrant identified on Exhibit A thereto(1)

3.1.1	Amended and Restated Certificate of Incorporation of Registrant dated November 8, 2005(1)
3.1.2	Certificate of Designations of Registrant dated November 8, 2005(1)
3.1.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant dated February 17, 2006(1)
3.1.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Registrant dated June 5, 2008(2)
3.1.5	Certificate of Amendment of the Certificate of Designations of Registrant dated June 5, 2008(2)
3.1.6	Certificate of Designations of Registrant dated September 18, 2008(3)
3.1.7	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Registrant dated December 10, 2008(4)
3.1.8	Certificate of Designation, Preferences and Rights of Series C Preferred Stock of Registrant dated May 12, 2009(5)
3.2*	Amended and Restated By-Laws of Registrant
4.1	Form of Common Stock Purchase Warrant(6)
4.2	Form of Series A Warrant Agreement (including Series A Warrant certificate)(7)
4.3	Form of Placement Agent Warrant(7)

Exhibit No.	Description of Exhibit
4.4	Form of Series B Warrant to Purchase Capital Stock(8)
4.5	Rights Agreement, by and between PolyMedix, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, including exhibits thereto, dated as of May 12, 2009(5)
4.6	Form of Series C Warrant to Purchase Common Stock issued in connection with the November 2009 offering(9)
4.7	Form of Placement Agent Warrant issued in connection with the November 2009 offering(9)
4.8	Common Stock Purchase Warrant dated March 31, 2010(10)
4.9	Form of Series D Warrant To Purchase Common Stock(18)
10.1	Patent License Agreement, dated January 3, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania(1)
10.2
Letter Agreement, dated December 23, 2003, amending the Patent License Agreement, dated January 3, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania(1)

10.3	Software License Agreement, dated May 30, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania(1)
10.4	Exclusive License Agreement, dated January 2, 2005, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Massachusetts(1)
10.5	Employment agreement, dated July 30, 2002, between Nicholas Landekic and PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.)**(1)
10.6	Employment agreement, dated December 5, 2005, between Edward Smith and PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.)**(1)
10.7	Employment agreement, dated March 28, 2003, between Richard Scott, Ph.D. and PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.)**(1)
10.8
Pennsylvania Full-Service Lease Agreement for 170 N. Radnor-Chester Road; Suite 300, Radnor, PA 19087, dated May 26, 2006, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the Radnor Properties — SDC, L.P.(11)

10.9	Amended and Restated 2005 Omnibus Equity Compensation Plan**(12)
10.10	2002 Equity Compensation Plan**(13)
10.11	Form of Incentive Stock Option Agreement**(1)
10.12	Form of Nonqualified Stock Option Agreement**(1)
10.13	Employment agreement, dated November 5, 2007, between Bozena Korczak, Ph.D. and PolyMedix Pharmaceuticals, Inc.(14)
10.14	Investment Agreement by and between PolyMedix, Inc. and Dutchess Equity Fund, LP dated May 20, 2009(15)
10.15	Registration Rights Agreement by and between PolyMedix, Inc. and Dutchess Equity Fund, LP dated May 20, 2009(15)
10.16	Amendment No. 1 to Investment Agreement dated July 8, 2009, between the Registrant and Dutchess Equity Fund, LP(16)
10.17	Loan and Security Agreement dated March 31, 2010 by and among PolyMedix, Inc., PolyMedix Pharmaceuticals, Inc. and Hercules Technology II, L.P.(10)
10.18	Registration Rights Agreement dated March 31, 2010 by and between PolyMedix, Inc. and Hercules Technology II, L.P.(10)
10.19	Employment agreement, dated as of January 18, 2011, between R. Eric McAllister and PolyMedix Pharmaceuticals, Inc.**(17)
10.20	Underwriting Agreement, dated April 5, 2011, by and between PolyMedix, Inc. and Cowen and Company, LLC(19)
10.21	Change in Control Severance Plan**(20)
10.22*	Employment agreement, dated as of July 19, 2011, between Daniel Jorgensen, M.D. and PolyMedix Pharmaceuticals, Inc.**
21*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
24*	Power of Attorney (Included on signature page)
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(5) Filed as an Exhibit to the Current Report on Form 8-K filed on May 14, 2009 and incorporated herein by reference.
(6) Filed as an Exhibit to Amendment No. 5 to the Registration Statement on Form SB-2 (File No. 333-146180) on November 30, 2007 and incorporated herein by reference.
(7) Filed as an Exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-151084) on June 27, 2008 and incorporated herein by reference.
(8) Filed as an Exhibit to the Current Report on Form 8-K filed on September 24, 2008 and incorporated herein by reference.
(9) Filed as an Exhibit to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-160833) on November 6, 2009 and incorporated herein by reference.
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
(16) Filed as an Exhibit to the Registration Statement on Form S-1 (File No. 333-160470) on July 8, 2009 and incorporated herein by reference.
(17) Filed as an Exhibit to the Current Report on Form 8-K filed on January 24, 2011 and incorporated herein by reference.
(18) Filed as an Exhibit to the Current Report on Form 8-K filed on April 6, 2011 and incorporated herein by reference.
(19) Filed as an Exhibit to the Current Report on Form 8-K/A filed on April 7, 2011 and incorporated herein by reference.
(20) Filed as an Exhibit to the Quarterly Report on Form 10-Q filed on November 9, 2011 and incorporated herein by reference.

(c)           None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PolyMedix, Inc.
March 13, 2012
Date	By:	/s/ Nicholas Landekic
Nicholas Landekic
President & Chief Executive Officer

March 13, 2012
Date	By:	/s/ Edward F. Smith
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

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Capacity	Date
/s/ Nicholas Landekic Nicholas Landekic	President & Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2012
/s/ Edward F. Smith Edward F. Smith	Vice President, Finance & Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2012
/s/ Shaun O’Malley. Shaun O’Malley	Chairman of the Board of Directors	March 13, 2012
/s/ Brian Anderson Brian Anderson	Director	March 13, 2012
/s/ Richard W. Bank, M.D. Richard W. Bank, M.D.	Director	March 13, 2012
/s/ Michael E. Lewis, Ph.D. Michael E. Lewis, Ph.D.	Director	March 13, 2012
/s/ Stefan D. Loren, Ph.D. Stefan D. Loren, Ph.D.	Director	March 13, 2012
/s/ Douglas J. Swirsky Douglas J. Swirsky	Director	March 13, 2012

FINANCIAL STATEMENTS

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010 AND
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
AND FOR THE PERIOD AUGUST 8, 2002 (INCEPTION) TO DECEMBER 31, 2011

CONTENTS
 Page

Report of Independent Registered Public Accounting Firm	F-2

PolyMedix, Inc. Consolidated Balance Sheets as of December 31, 2011 and 2010	F-4

PolyMedix, Inc. Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009, and for the Period from August 8, 2002 (Inception) to December 31, 2011	F-5

PolyMedix, Inc. Consolidated Statements of Changes in Stockholders’ Equity from August 8, 2002 (Inception) to December 31, 2011	F-6

PolyMedix, Inc. Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009, and for the Period from August 8, 2002 (Inception) to December 31, 2011	F-9

Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PolyMedix, Inc.
Radnor, Pennsylvania

We have audited the accompanying consolidated balance sheets of PolyMedix, Inc. and its subsidiary (a development stage company) (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and for the period from August 8, 2002 (date of inception) to December 31, 2011. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PolyMedix, Inc. and its subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, and for the period from August 8, 2002 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 13, 2012

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$19,704	$19,171
Prepaid expenses and other current assets	129	166
Grant and contract receivable	543	701
Short-term investments	1,650	-
Total current assets	22,026	20,038

Property and Equipment:
Computers	799	616
Office furniture and lab equipment	734	734
Accumulated depreciation	(943)	(677)
Total property and equipment	590	673

Long-term investments	-	1,650
Long-term assets – other	35	84

TOTAL ASSETS	$22,651	$22,445

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,033	$1,112
Accrued expenses	1,955	1,530
Current portion of long-term debt	3,542	3,115
Total current liabilities	8,530	5,757

Long-term debt, less current portion	3,008	6,550
Deferred rent	866	935
Derivative liability	4,863	-
Total liabilities	17,267	13,242

Commitments and contingencies

Stockholders' Equity:
Preferred Stock ($0.001 par value; 10,000 shares authorized; 0 issued and outstanding at December 31, 2011 and December 31, 2010)	-	-
Common Stock ($0.001 par value; 250,000 shares authorized; 106,000 and 81,000 issued and outstanding at December 31, 2011 and December 31, 2010)	106	81
Additional paid-in capital	89,412	73,326
Deficit accumulated during the development stage	(84,134)	(64,204)
Total stockholders' equity	5,384	9,203

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,651	$22,445

The accompanying notes are an integral part of these consolidated financial statements.

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009 AND
PERIOD FROM AUGUST 8, 2002 (INCEPTION) THROUGH DECEMBER 31, 2011
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Years Ended December 31,			For the period August 8, 2002 (Inception) to December 31,
	2011	2010	2009	2011
Revenues:
Grant and research revenues	$2,457	$2,144	$1,048	$9,162
Total revenues	2,457	2,144	1,048	9,162

Operating Expenses:
Research and development	13,775	10,951	7,374	56,691
General and administrative	7,198	5,767	5,557	35,796
Total operating expenses	20,973	16,718	12,931	92,487

Other Income and Expenses:
Interest income	94	96	55	1,785
Interest expense	(1,158)	(1,038)	(1)	(2,244)
Loss on derivative instrument	(350)	-	-	(350)
Total other income (expense)	(1,414)	(942)	54	(809)

Net loss	$(19,930)	$(15,516)	$(11,829)	$(84,134)

Beneficial conversion feature on Series 2008 preferred stock, conversion inducement and dividends on Series 1 preferred stock	-	-	-	(11,118)

Net loss attributable to common stockholders	$(19,930)	$(15,516)	$(11,829)	$(95,252)

Net loss per common share - basic and diluted	$(0.20)	$(0.19)	$(0.19)

Weighted average common shares outstanding - basic and diluted	99,131	81,000	62,437

The accompanying notes are an integral part of these consolidated financial statements.

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FROM AUGUST 8, 2002 (INCEPTION) THROUGH DECEMBER 31, 2011 (IN THOUSANDS)

	Common Stock		Preferred Stock		Additional	Unearned Stock-Based	Deficit Accumulated During the Development	Unrealized Gain/Loss on Available for Sale	Total Stockholders'
Description	Shares	Amount	Shares	Amount	Paid-In Capital	Compensation	Stage	Securities	Equity
Balance at August 8, 2002	-	$-	-	$-	$-	$-	$-	$-	$-
Issuance of common stock	800	1	-	-	19	-	-	-	20
Issuance of Series A preferred stock	-	-	920	1	229	-	-	-	230
Issuance of restricted common stock grants	1,152	1	-	-	28	(29)	-	-	-
Amortization of stock-based compensation	-	-	-	-	-	2	-	-	2
Net loss	-	-	-	-	-	-	(162)	-	(162)
Balance at December 31, 2002	1,952	$2	920	$1	$276	$(27)	$(162)	$-	$90
Issuance of Series A-1 preferred stock	-	-	1,000	1	224	-	-	-	225
Issuance of Series A preferred stock	-	-	497	1	124	-	-	-	125
Issuance of Series B preferred stock	-	-	1,328	1	1,659	-	-	-	1,660
Issuance of common stock	432	1	-	-	10	-	-	-	11
Issuance of restricted common stock grants	227	-	-	-	5	(6)	-	-	(1)
Amortization of stock-based compensation	-	-	-	-	-	9	-	-	9
Net loss	-	-	-	-	-	-	(1,227)	-	(1,227)
Balance at December 31, 2003	2,611	$3	3,745	$4	$2,298	$(24)	$(1,389)	$-	$892
Issuance of Series B preferred stock	-	-	3,312	3	4,097	-	-	-	4,100
Issuance of common stock grants to non-employees in exchange for services	518	-	-	-	336	-	-	-	336
Amortization of stock-based compensation	-	-	-	-	-	8	-	-	8
Net loss	-	-	-	-	-	-	(1,590)	-	(1,590)
Balance at December 31, 2004	3,129	$3	7,057	$7	$6,731	$(16)	$(2,979)	$-	$3,746
Proceeds from Series B subscription receivable	-	-	-	-	40	-	-	-	40
Issuance of common stock grants to non-employees in exchange for services	196	-	-	-	127	-	-	-	127
Issuance of common stock grants	500	1	-	-	325	-	-	-	326
Issuance of stock option grants	-	-	-	-	2,855	(2,855)	-	-	-
Amortization of stock-based compensation	-	-	-	-	-	1,235	-	-	1,235
Conversion of Series A and B preferred stock to common stock	7,057	7	(7,057)	(7)	-	-	-	-	-
Issuance of common stock for net assets of PolyMedix, Inc.	1,500	1	-	-	(2)	-	-	-	(1)
Issuance of Series 1 preferred stock	-	-	5,589	6	14,140	-	-	-	14,146
Net loss	-	-	-	-	-	-	(4,764)	-	(4,764)
Balance at December 31, 2005	12,382	$12	5,589	$6	$24,216	$(1,636)	$(7,743)	$-	$14,855

The accompanying notes are an integral part of these consolidated financial statements.

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FROM AUGUST 8, 2002 (INCEPTION) THROUGH DECEMBER 31, 2011 (IN THOUSANDS)– Continued

	Common Stock		Preferred Stock		Additional	Unearned Stock-Based	Deficit Accumulated During the Development	Unrealized Gain/Loss on Available for Sale	Total Stockholders'
Description	Shares	Amount	Shares	Amount	Paid-In Capital	Compensation	Stage	Securities	Equity
Balance at December 31, 2005	12,382	$12	5,589	$6	$24,216	$(1,636)	$(7,743)	$-	$14,855
Reclassification of unearned compensation on nonvested stock balance upon adoption of SFAS No. 123(R)	-	-	-	-	(1,636)	1,636	-	-	-
Issuance of Series 1 preferred stock	-	-	1,466	1	3,719	-	-	-	3,720
Issuance of common stock grants to non-employees in exchange for services	30	-	-	-	45	-	-	-	45
Amortization of stock-based compensation	-	-	-	-	1,094	-	-	-	1,094
Conversion of Series 1 preferred stock to common stock	68	-	(34)	-	-	-	-	-	-
Dividends paid on Series 1 preferred stock	-	-	462	-	(1)	-	-	-	(1)
Unrealized loss on available on sale securities	-	-	-	-	-	-	-	(1)	(1)
Net loss	-	-	-	-	-	-	(5,966)	-	(5,966)
Balance at December 31, 2006	12,480	$12	7,483	$7	$27,437	$-	$(13,709)	$(1)	$13,746
Conversion of Series 1 preferred stock to common stock	15,944	16	(7,483)	$(7)	$(9)				-
Issuance of common stock grants to non-employees in exchange for services	12	-	-	-	12	-	-	-	12
Amortization of stock-based compensation	-	-	-	-	1,189	-	-	-	1,189
Proceeds from exercise of common stock options	122	1	-	-	183	-	-	-	184
Issuance of common stock to employees	-	-	-	-	58	-	-	-	58
Issuance of common stock, net of issuance costs	3,481	3	-	-	2,103	-	-	-	2,106
Unrealized gain on available for sale securities	-	-	-	-	-	-	-	3	3
Net loss	-	-	-	-	-	-	(12,164)	-	(12,164)
Balance at December 31, 2007	32,039	$32	-	$-	$30,973	$-	$(25,873)	$2	$5,134

The accompanying notes are an integral part of these consolidated financial statements.

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FROM AUGUST 8, 2002 (INCEPTION) THROUGH DECEMBER 31, 2011 (IN THOUSANDS) – Continued

	Common Stock		Preferred Stock		Additional	Unearned Stock-Based	Deficit Accumulated During the Development	Unrealized Gain/Loss on Available for Sale	Total Stockholders'
Description	Shares	Amount	Shares	Amount	Paid-In Capital	Compensation	Stage	Securities	Equity
Balance at December 31, 2007	32,039	$32	-	$-	$30,973	$-	$(25,873)	$2	$5,134
Issuance of Series 2008 preferred stock, net of issuance costs			609	1	3,856	-	-	-	3,857
Conversion of Series 2008 preferred stock to common stock	6,089	6	(609)	(1)	-	-	-	-	5
Issuance of common stock grants to non-employees in exchange for services	-	-	-	-	-	-	-	-	-
Amortization of stock-based compensation	-	-	-	-	1,378	-	-	-	1,378
Proceeds from exercise of common stock options	214	-	-	-	214	-	-	-	214
Issuance of common stock to employees	75	-	-	-	26	-	-	-	26
Issuance of common stock, net of issuance costs	21,428	22	-	-	13,483	-	-	-	13,505
Unrealized gain on available for sale securities	-	-	-	-	-	-	-	10	10
Net loss	-	-	-	-	-	-	(10,986)	-	(10,986)
Balance at December 31, 2008	59,845	$60	-	$-	$49,930	$-	$(36,859)	$12	$13,143
Issuance of common stock, net of issuance costs	20,700	21	-	-	18,710	-	-	-	18,731
Issuance of common stock upon exercise of outstanding warrants	455	-	-	-	500	-	-	-	500
Amortization of stock-based compensation	-	-	-	-	1,786	-	-	-	1,786
Reclassification of unrealized gains into net loss	-	-	-	-	-	-	-	(17)	(17)
Unrealized gain on available for sale securities	-	-	-	-	-	-	-	5	5
Net loss	-	-	-	-		-	(11,829)	-	(11,829)
Balance at December 31, 2009	81,000	$81	-	$-	$70,926	$-	$(48,688)	$0	$22,319
Issuance of common stock, net of issuance costs	-	-	-	-	(31)	-	-	-	(31)
Issuance of detachable warrants in connection with debt	-	-	-	-	426	-	-	-	426
Amortization of stock-based compensation	-	-	-	-	2,005	-	-	-	2,005
Net loss	-	-	-	-		-	(15,516)	-	(15,516)
Balance at December 31, 2010	81,000	$81	-	$-	$73,326	$-	$(64,204)	$0	$9,203
Issuance of common stock, net of issuance costs	25,000	25	-	-	18,426	-	-	-	18,451
Issuance of Series D warrant	-	-	-	-	(4,513)	-	-	-	(4,513)
Amortization of stock-based compensation	-	-	-	-	2,173	-	-	-	2,173
Net loss	-	-	-	-	-	-	(19,930)	-	(19,930)
Balance at December 31, 2011	106,000	$106	-	$-	$89,412	$-	$(84,134)	$0	$5,384

The accompanying notes are an integral part of these consolidated financial statements.

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009 AND
PERIOD FROM AUGUST 8, 2002 (INCEPTION) THROUGH DECEMBER 31, 2011
 (IN THOUSANDS)

	Twelve-Months Ended December 31,			For the period August 8, 2002 (Inception) to
	2011	2010	2009	December 31, 2011
Cash Flows from Operating Activities:
Net loss	$(19,930)	$(15,516)	$(11,829)	$(84,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	267	182	205	1,177
Amortization	47	35	-	82
Accretion of discount on investment securities	-	(2)	(17)	(461)
Stock-based compensation	2,173	2,005	1,786	11,808
Non-cash interest expense	122	91	-	213
Non-cash interest income	(22)	-	-	(22)
Loss on derivative instruments	350	-	-	350
(Increase) decrease in prepaid expenses and other current assets	220	214	(629)	(602)
Increase in accounts payable, accrued expenses and deferred rent	2,277	577	236	5,839
Loss on disposal of fixed assets	-	-	-	23
Net cash used in operating activities	(14,496)	(12,414)	(10,248)	(65,727)

Cash Flows from Investing Activities:
Cash paid for property and equipment	(183)	(474)	(38)	(1,446)
Purchases of investments	-	(5,448)	(3,798)	(39,489)
Proceeds from maturities of investments	-	3,800	11,703	38,301
Net cash (used in) provided by investing activities	(183)	(2,122)	7,867	(2,634)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, net of financing costs	18,451	(106)	18,753	80,898
Proceeds from warrant and stock option exercises	-	-	500	898
Principal payments on capital lease obligations	-	-	(104)	(331)
Proceeds from issuance of debt, net of issue costs	(2)	9,839	-	9,837
Principal payments on debt obligations	(3,237)	-	-	(3,237)
Net cash provided by financing activities	15,212	9,733	19,149	88,065

Net increase (decrease) in cash and cash equivalents	533	(4,803)	16,768	19,704

Cash and cash equivalents - beginning of period	19,171	23,974	7,206	-

Cash and cash equivalents - end of period	$19,704	$19,171	$23,974	$19,704

Cash Paid for Interest	$1,070	$841	$2	$967

Non-Cash Investing Activities:
Capital expenditures acquired on account	$-	$-	$-	$15

Non-Cash Financing Activities:
Accrued financing costs	$-	$-	$73	$-
Series D warrant issuance	$4,513	$-	$-	$4,513
Warrants issued to creditor and placement agents	$-	$426	$119	$3,059

The accompanying notes are an integral part of these consolidated financial statements.

POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 AND 2010 AND
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
AND FOR THE PERIOD AUGUST 8, 2002 (INCEPTION) TO DECEMBER 31, 2011

In these consolidated financial statements, "PolyMedix," "we," "us" and "our" refer to PolyMedix, Inc. and its wholly owned subsidiary PolyMedix Pharmaceuticals, Inc. and "Common Stock" refers to PolyMedix’s Common Stock, par value $0.001 per share

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITIES

We are a clinical stage biotechnology company focused on developing treatments for acute care conditions with synthetic small molecule compounds that mimic the activity of large natural protein molecules, compounds referred to as biomimetics. Using our proprietary drug discovery platform, we have created novel defensin mimetic antibiotic compounds, novel heparin antagonist compounds, and other drug compounds intended for human therapeutic use. Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing and human clinical trials of our product candidates, exploring marketing channels and recruiting personnel.

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through December 31, 2011 was approximately $84,134,000, and we expect to continue to incur substantial losses in future periods.   None of our product candidates has received regulatory approval for commercial sale and our product candidates may never be commercialized.  In addition, all of our product candidates are in the early stages of development and several programs are on hold pending additional financing.  Our development programs require a significant amount of cash to support the development of product candidates.  The progress and results of our current and any future clinical trials or future pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including the timing and results of our clinical trials, market acceptance for our technologies and product candidates and various other factors. We believe that our current cash and investment balances as of the date of this report will be sufficient to fund our operations for at least the next 12 months.  Our ability to advance the clinical development of our drug candidates and ultimately seek regulatory approval depends upon our ability to meet the regulatory requirements of the United States Food and Drug Administration (FDA) and other regulatory authorities on an ongoing basis, many of which develop and change over time and are subject to interpretation by such regulatory authorities.  Any changes in regulatory requirements may have significant impacts on the timing and cost of clinical trials, and our ability to complete such trials, if at all.

In April 2011, we closed an equity financing for gross proceeds of $20,000,000, and in March 2010, we closed a debt financing for gross proceeds of $10,000,000.  Proceeds from these financing activities are being used to fund our clinical development of our lead product candidates PMX-30063 and PMX-60056 and for general corporate purposes.  We may seek additional funds through equity or debt financing, among other sources, or through government grants and contracts.  We may not, however, be able to obtain additional funding on favorable terms, if at all. If we are unable to secure adequate additional funding in 2012, we may delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business, operating results, financial condition and cash flows may be materially and adversely affected.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of PolyMedix, Inc. and its wholly owned subsidiary PolyMedix Pharmaceuticals, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Development Stage Company

We are considered to be in the development stage as defined by accounting principles generally accepted in the United States (“GAAP”). We have devoted substantially all of our efforts to business planning, research and development, recruiting management and technical staff, and raising capital.

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

Long-term Investments

Investments purchased with a maturity of more than three months, or which mature in less than 12 months are classified as short-term investments. We generally hold these investments to maturity and have classified these investments as such as defined by GAAP.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the assets; three years for computer equipment and related software, seven years for office furniture and five years for lab equipment. When property and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operating expenses. Depreciation expense was $267,000, $182,000, $205,000, and $1,177,000 for the years ended December 31, 2011, 2010 and 2009 and for the period from August 8, 2002 (Inception) to December 31, 2011, respectively.

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

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and the expected benefits of using net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the consolidated financial statements in the period of enactment.  The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. At December 31, 2011 and 2010, we have concluded that a full valuation allowance is necessary for deferred tax assets (See Note 6).

We apply the provisions of GAAP as it relates to the recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. We had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements. See Note 6 for additional information.

Loss per Share of Common Stock

We calculate our loss per share in accordance with GAAP, which requires a dual presentation of “basic” and “diluted” loss per share on the face of the income statement. Basic loss per share is computed by dividing loss by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as unvested restricted stock, convertible preferred stock, stock options and warrants, which would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share allocable to common stockholders, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation. Potentially dilutive securities include options and warrants to purchase our common stock. These potentially dilutive securities are more fully described in Note 7.

Comprehensive Loss

Comprehensive loss consists of reported net income or loss and any unrealized gains or losses on available for sale securities. As of December 31, 2011 and 2010, we did not hold any such securities.  Accordingly, the comprehensive loss for each of the periods presented approximates the net loss in the consolidated statements of operations.

Segment Information

In accordance with the definitions provided by GAAP, we have one reportable segment operating within the United States.

Fair Value of Financial Instruments and Credit Risk

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts payable, short-term investments, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

We invest our cash in accordance with a policy objective that seeks to ensure both liquidity and safety of principal. The policy limits investments to instruments issued by the U.S. government and commercial institutions with strong investment grade credit ratings and places restrictions on maturity terms and concentrations by type and issuer.

Stock-Based Compensation

We currently sponsor equity compensation plans under which we have granted options to purchase our common stock to employees, directors, and key consultants.  We have also granted awards outside of these plans.  Compensation expense associated with equity awards is based on the fair value estimated at the date of grant, recognized ratably over the period in which the related services are provided.  The total stock-based compensation expense was $2,173,000, $2,005,000, $1,786,000, and $11,808,000 for the years ended December 31, 2011, 2010 and 2009 and for the period from August 8, 2002 (Inception) to December 31, 2011, respectively.

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

In May 2011, the FASB issued an ASU which converges guidance with that of the International Accounting Standards Board (IASB) on how to measure fair value and on what disclosures to provide about fair value measurements.  While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands Accounting Standards Codification (ASC) 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards. However, some could change how the fair value measurement guidance in ASC 820 is applied.  The ASU is effective for interim and annual periods beginning after December 15, 2011.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, which revised the manner in which entities present comprehensive income in their financial statements.  The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  The ASU does not change the items that must be reported in other comprehensive income (OCI).  With the exception of the indefinite deferral of the provisions that require entities to present, in both net income and OCI, adjustments of items that are reclassified from OCI to net income, for public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

NOTE 3 – INVESTMENTS

As of December 31, 2011, we held only short-term investments, consisting of investments with maturities less than one year.  All short-term investments represent certificates of deposit which are expected to be redeemed in the next 12 months, and are classified as “held to maturity” and are recorded at cost.  At December 31, 2010, we held only long-term investments, consisting of investments with maturities greater than one year.

All long-term investments represented certificates of deposit classified as “held to maturity” and recorded at cost. As discussed in Note 10, these certificates of deposit secure our letter of credit.

NOTE 4 – FAIR VALUE MEASUREMENTS

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

As of December 31, 2010, we did not have any assets or liabilities measured at fair value which were in the scope of this guidance.  As of December 31, 2011, we did not have any financial or nonfinancial instruments carried at fair value measured on a nonrecurring basis. The following table provides financial and nonfinancial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2011 (in thousands):

		Fair Value Measurements at December 31, 2011
	December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability	$4,863	$-	$-	$4,863

The fair value of our derivative liabilities was determined using the Black-Scholes-Merton formula – a Level 3 input.  As of December 31, 2011, unobservable inputs included an exercise price of $0.80, expected life of 4.28 years, volatility of 66.35%, a 4.28-year interpolated risk-free rate of 0.66%, and 0% dividend rate.  The only observable input was our current stock price of $0.77.

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the year ended December 31, 2011 (in thousands).  We did not have any instruments measured at fair value with Level 3 inputs for the year ended December 31, 2011:

	December 31, 2010	Warrant Issuance	Change in fair value	December 31, 2011
Derivative liability	$-	$4,513	$350	$4,863

NOTE 5 – ACCRUED EXPENSES

At December 31, 2011 and 2010, accrued expenses consisted of the following (in thousands):

	2011	2010
Payroll related costs	$1,177	$939
Research and development related costs	455	158
Accrued interest expense	72	106
Other costs	251	327
Total accrued expenses	$1,955	$1,530

NOTE 6 – PROVISION FOR INCOME TAXES

We account for income taxes using the asset and liability approach as required by GAAP. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. This method also requires the recognition of future tax benefits, such as net operating loss carryforwards and research and development credits, to the extent that realization of such benefits is more likely than not.  At December 31, 2011 and 2010, deferred tax assets consisted of the following (in thousands):

	2011	2010
Deferred tax assets:
Net operating loss carryforward	$27,528	$20,871
Stock compensation expense	2,871	1,900
Contribution carryforward	-	-
R & D credit carryforward	2,648	2,026
Straight-line rent	352	380
Other	468	151
Gross deferred tax assets	33,867	25,328
Less: Valuation allowance	(33,852)	(25,292)
Net deferred tax assets	15	36
Deferred tax liability	(15)	(36)
Net deferred tax	$-	$-

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

The difference between the provision for (benefit from) income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before provision for (benefit from) income taxes is explained below (in thousands):

	Years ended December 31,			Period from August 8, 2002 (Inception) to December 31,
	2011	2010	2009	2011
Loss before provision for income taxes	$(19,930)	$(15,516)	$(11,829)	$(84,134)

Tax benefit at federal statutory rate	(6,776)	(5,275)	(4,022)	(28,606)
State tax benefits, net of federal	(1,314)	(1,023)	(506)	(5,535)
Research and development credits	(413)	(322)	(253)	(1,947)
Other permanent differences	443	728	432	1,813
Other	(500)	191	2	423
Change in valuation allowance	8,560	5,701	4,347	33,852
Provision for income taxes	$—	$—	$—	$—

We have available at December 31, 2011, approximately $68,000,000 in unused federal and $60,000,000 in unused state operating loss carryforwards that expire between 2022 and 2031.  We also have available at December 31, 2011, approximately $2,600,000 unused federal research and development credit carryforwards that may provide future tax benefits and expire between 2025 and 2030.

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

We file income tax returns in the U.S. federal jurisdiction and Pennsylvania.  Our policy is to record interest and penalties on uncertain tax positions as income tax expense.  The tax years back to 2002 remain open to examination by the major taxing jurisdictions where we file. Net operating loss and credit carryforwards from earlier periods also remain open to examination by taxing authorities, and will for a period post utilization. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months. Any changes in the future would also have no impact on our consolidated financial statements due to the existence of a full valuation allowance. As of December 31, 2011, we had no material amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

We are authorized to issue 250,000,000 shares of common stock, with a par value of $0.001, of which approximately 106,000,000 and 81,000,000 were issued and outstanding at December 31, 2011 and 2010, respectively.

In April 2011, we closed on an underwritten offering whereby we sold 25,000,000 units, consisting of one share of our common stock and a warrant to purchase one half of a share of our common stock at a price of $0.80 per unit.  In connection with this offering, we incurred financing costs of approximately $1,549,000.

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.001, of which no shares were issued and outstanding at December 31, 2011 and 2010, respectively.

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

In connection with our underwritten offering which closed in April 2011, we issued Series D warrants to purchase 12,500,000 shares of our common stock at an aggregate initial fair value of $4,512,500, which are classified as a derivative liability on our statement of financial position.  See note 9 for additional information, and note 4 with respect to fair value.

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

	Years Ended December 31,			Period from August 8, 2002 (Inception) to December 31,
	2011	2010	2009	2011
Research and development	$848	$950	$704	$4,303
General and administrative	1,325	1,055	1,082	7,505
Total stock-based compensation expense	$2,173	$2,005	$1,786	$11,808

During the year ended December 31, 2011, approximately 2,853,000 stock options were awarded to non-employee directors, officers, employees and consultants for services performed.  Options awarded to our non-employee consultants are granted for their continuing services under our consulting agreements which have no definitive end date, and therefore, we apply a similar approach in identifying the grant date and vesting period for these awards as we do for our employees.  As of December 31, 2011, there were 16,931,000 shares of common stock issuable upon exercise of outstanding stock options and 9,662,000 shares of Common Stock available for issuance of future equity compensation awards in connection with our equity compensation plans.

Stock Options

As of December 31, 2011, there was approximately $2,106,000 of total unrecognized compensation cost related to non-vested stock options, which will be amortized over the weighted average remaining service period of approximately 0.94 years.  This expected cost does not include the impact of any future stock option awards.  Options granted are generally exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair value on the date of grant and generally vest over terms ranging from immediately to three years.  A summary of the status of our stock options as of December 31, 2011 and changes during the year ended December 31, 2011 is presented below (in thousands, except per share amounts):

	Options	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	15,592	$1.28
Granted	2,853	$1.05
Exercised	-	-
Expired	-	-
Cancelled	1,213	$1.91
Forfeited	301	$1.05
Outstanding at end of period	16,931	$1.17	6.88	$147
Exercisable at end of period	13,043	$1.25	6.31	$33

The aggregate intrinsic value in the preceding tables represent the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on the last day of 2011. Intrinsic value is determined by calculating the difference between the value of our stock on the last day of the year and the exercise price, multiplied by the number of options.  For options where our stock price on December 31, 2011 was below the exercise price, the intrinsic value was given a value of $0.

The following table summarizes the fair value of options granted during the years ended December 31, 2011, 2010 and 2009 and for the period from August 8, 2002 (Inception) to December 31, 2011, respectively (in thousands, except per share amounts):

	Years Ended December 31,			Period from August 8, 2002 (Inception) to December 31,
	2011	2010	2009	2011
Fair value of options granted	$1,386	$2,994	$417	$13,565
Fair value of options granted (per share)	$0.49	$0.60	$0.49	$0.70

The fair value of options granted is amortized over the requisite service period.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton formula with the following weighted average assumptions:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Range of risk free interest rates	0.99% – 2.30%	1.11% – 2.40%	1.65% - 2.51%
Dividend yield	0%	0%	0%
Expected volatility	67% – 68%	69% – 72%	72% - 74%
Expected life of options (in years)	5	5	5
Forfeitures	0%	0%	0%

Expected volatility and expected life for the years ended December 31, 2011, 2010, and 2009 were estimated based upon historical activity and peer company expectations.  The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant.  We currently estimate that all of our outstanding options will vest.

Restricted Common Stock Grants

We have also issued shares of restricted Common Stock to selected employees, non-employee directors and key advisors. During the three-year period ended December 31, 2011, there were no grants of restricted stock. As of December 31, 2011, there was no recognized or unrecognized compensation cost related to non-vested restricted stock grants.  The restriction period for restricted stock awards was for a four year vesting period, commencing from the grant date.

Since inception, August 8, 2002, we granted 1,464,000 shares of restricted stock.  No shares of restricted stock vested during the three-year period ended December 31, 2011.   The total grant date fair value of these restricted stock awards was $34,000.  All restricted shares awarded have grant date fair values of $0.025 per share.

Common Stock Grants

We also issued Common Stock grants to selected employees, non-employee directors and key advisors. For the period from August 8, 2002 (Inception) to December 31, 2011, we issued Common Stock grants of 1,244,000 shares. The total grant date fair value of these common stock grants and expense recognized for the period from August 8, 2002 (inception) to December 31, 2011 was $834,000.  We did not grant or recognize any expense related to these awards for the three-year period ended December 31, 2011.

Equity Line

In May 2009, we signed an Investment Agreement with Dutchess Opportunity Fund, II (Dutchess) which allows us to put shares of our common stock at an aggregate value of up to $10,000,000, but not to exceed 12,000,000 shares, to Dutchess, subject to the terms and conditions of the agreement.  The purchase price will be determined on a volume-weighted average price calculated in accordance with the terms of the agreement.  As of December 31, 2011, we have not put any shares of our common stock to Dutchess under this Investment Agreement.  This Investment Agreement expires in July 2012.

NOTE 8 – DEBT

On March 31, 2010, we entered into a Loan and Security Agreement (LSA) with Hercules Technology II, L.P. (HTGC) whereby we borrowed $10,000,000.  This loan bears an interest rate at the greater of 12.35%, or the Federal Reserve Prime Rate plus 7.10%, not to exceed 14%, and has a term of 42 months with interest-only payments for the first nine months.  In connection with this loan, we also issued to HTGC a detachable warrant to purchase 627,586 shares of our common stock which expires on March 30, 2015.  The following table summarizes our debt included in our consolidated balance sheets as of December 31, 2011 and 2010 (in thousands):

December 31, 2011	Principal	Unamortized Discount
Current portion	$3,664	$122
Long-term portion	3,099	91
Total	$6,763	$213

December 31, 2010	Principal	Unamortized Discount
Current portion	$3,237	$122
Long-term portion	6,763	213
Total	$10,000	$335

We allocated the $10,000,000 of proceeds received to both the debt and the detachable warrant based on the relative fair value of the debt instrument without the warrant and the warrant itself. The relative fair value at the time of issuance was $9,574,000 and $426,000 for the debt and warrant, respectively. The portion allocated to the warrant was recorded in additional paid-in capital, and will be amortized to interest expense as a discount to the principal balance of the debt. As of December 31, 2011, we had accrued interest of approximately $78,000. There are no financial covenants associated with this debt. As of December 31, 2011, we were in compliance with all nonfinancial covenants. We incurred $164,000 in debt issue costs in connection with securing the LSA, which we have recorded as an asset being amortized over the life of the loan.

Fair Value

We estimate the fair value of the principal balance of our debt to be $6,774,000 as of December 31, 2011.  We determined this value by discounting the remaining cash flows of our outstanding debt obligations as of December 31, 2011 using an interest rate of 11.95%, which we estimate is our current rate of borrowing.  As of December 31, 2010, we estimated our current rate of borrowing to be consistent with our existing debt arrangement at 12.35%.  Accordingly, a discounted cash flows model resulted in an estimated fair value equal to book value.

We estimate the fair value of the outstanding detachable warrants to be $164,000 as of December 31, 2011.  We determined this value using a Black-Scholes-Merton fair value calculation with the following inputs: Stock price: $0.77; Exercise Price: $1.16; Volatility: 66.01%; Risk-free rate: 0.42%; Interpolated estimated remaining life: 3.25 years; 0% dividend rate.  We estimate the fair value of the outstanding detachable warrants to be $312,000 as of December 31, 2010.  We determined this value using a Black-Scholes-Merton fair value calculation with the following inputs: Stock price: $1.00; Exercise Price: $1.16; Volatility: 69.41%; Risk-free rate: 0.65%; Interpolated estimated remaining life: 4.25 years; 0% dividend rate.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

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

Currently, the only outstanding warrants classified as derivative financial instruments are the Series D warrants, issued in connection with an equity financing that we closed in April, 2011.  Upon issuance of any warrant, we evaluate the terms of the warrant in connection with ASC 815, “Derivatives and Hedging.”  Our Series D warrants contain a provision whereby the exercise price may be reduced upon the occurrence of certain events within our control, such as the future issuance of common stock or rights to purchase common stock at a price below the current exercise price of the Series D warrants.  Accordingly, the Series D warrants are recorded as a derivative liability on our statement of financial position, with subsequent changes to fair value recorded through earnings at each reporting period in our statement of operations as other income (expense). As a noncash item, each subsequent change in fair value is reflected in our statement of cash flows as a noncash adjustment to net loss under operating activities.  Upon exercise of these warrants, the cash inflow will be recorded as a financing activity on our statement of cash flows.  As of December 31, 2011, no Series D warrants have been exercised.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Lease

In June 2006, we entered into an operating lease agreement for 24,223 square feet of combined office and laboratory space located in Radnor, Pennsylvania.  The initial term of the lease is 12 years. Payments under the lease commenced on December 1, 2006.  Our annual future minimum lease payments under this non-cancelable operating lease are as follows (in thousands):

Operating Leases
2012	$686
2013	705
2014	724
2015	743
2016	756
Thereafter	1,388
Total minimum lease payments	$5,002

Rent expense was $598,000 for each of the three years ended December 31, 2011, and $3,671,000 for the period from August 8, 2002 (Inception) to December 31, 2011.

Other

Agreements with Employees. We have entered into employment agreements with various executives. These agreements provide for severance arrangements and accelerated vesting of equity compensation awards in the event that the executive is terminated by us other than for cause or disability or if the executive resigns for good reason.

Credit Line.  In December 2011, we entered into a letter of credit agreement to secure our payment obligations under our facility operating lease. This letter of credit is for $1,000,000, expires on December 1, 2012, and is secured by certificates of deposits held at the same financial institution.

NOTE 11 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth certain unaudited financial information for each of the quarters in the years ended December 31, 2011 and 2010. This unaudited quarterly information has been prepared on the same basis as the audited financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the audited financial statements and notes. We believe that quarter-to-quarter comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance (in thousands, except per share amounts).

	Q1	Q2	Q3	Q4	Year
2011:
Grant and research revenues	$799	$334	$387	$937	$2,457
Operating expenses	4,130	4,574	5,534	6,735	20,973
Net loss attributable to common shareholders	(3,636)	(5,216)	(4,142)	(6,936)	(19,930)
Net loss per common share - basic and diluted	$(0.04)	$(0.05)	$(0.04)	$(0.07)	$(0.20)
2010:
Grant and research revenues	$560	$468	$484	$632	$2,144
Operating expenses	4,091	4,580	4,127	3,920	16,718
Net loss attributable to common shareholders	(3,524)	(4,428)	(3,954)	(3,610)	(15,516)
Net loss per common share - basic and diluted	$(0.04)	$(0.05)	$(0.05)	$(0.04)	$(0.19)

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger and Reorganization, dated October 6, 2005, among the Registrant, PolyMedix Merger Sub, Inc., PolyMedix Pharmaceuticals, Inc. and those stockholders of Registrant identified on Exhibit A thereto(1)

3.1.1	Amended and Restated Certificate of Incorporation of Registrant dated November 8, 2005(1)
3.1.2	Certificate of Designations of Registrant dated November 8, 2005(1)
3.1.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant dated February 17, 2006(1)
3.1.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Registrant dated June 5, 2008(2)
3.1.5	Certificate of Amendment of the Certificate of Designations of Registrant dated June 5, 2008(2)
3.1.6	Certificate of Designations of Registrant dated September 18, 2008(3)
3.1.7	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Registrant dated December 10, 2008(4)
3.1.8	Certificate of Designation, Preferences and Rights of Series C Preferred Stock of Registrant dated May 12, 2009(5)
3.2*	Amended and Restated By-Laws of Registrant
4.1	Form of Common Stock Purchase Warrant(6)
4.2	Form of Series A Warrant Agreement (including Series A Warrant certificate)(7)
4.3	Form of Placement Agent Warrant(7)
4.4	Form of Series B Warrant to Purchase Capital Stock(8)
4.5	Rights Agreement, by and between PolyMedix, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, including exhibits thereto, dated as of May 12, 2009(5)
4.6	Form of Series C Warrant to Purchase Common Stock issued in connection with the November 2009 offering(9)
4.7	Form of Placement Agent Warrant issued in connection with the November 2009 offering(9)
4.8	Common Stock Purchase Warrant dated March 31, 2010(10)
4.9	Form of Series D Warrant To Purchase Common Stock(18)
10.1	Patent License Agreement, dated January 3, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania(1)
10.2
Letter Agreement, dated December 23, 2003, amending the Patent License Agreement, dated January 3, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania(1)

10.3	Software License Agreement, dated May 30, 2003, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Pennsylvania(1)
10.4	Exclusive License Agreement, dated January 2, 2005, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the University of Massachusetts(1)
10.5	Employment agreement, dated July 30, 2002, between Nicholas Landekic and PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.)**(1)
10.6	Employment agreement, dated December 5, 2005, between Edward Smith and PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.)**(1)
10.7	Employment agreement, dated March 28, 2003, between Richard Scott, Ph.D. and PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.)**(1)
10.8
Pennsylvania Full-Service Lease Agreement for 170 N. Radnor-Chester Road; Suite 300, Radnor, PA 19087, dated May 26, 2006, between PolyMedix Pharmaceuticals, Inc. (formerly known as PolyMedix, Inc.) and the Radnor Properties — SDC, L.P.(11)

10.9	Amended and Restated 2005 Omnibus Equity Compensation Plan**(12)
10.10	2002 Equity Compensation Plan**(13)

Exhibit No.	Description of Exhibit
10.11	Form of Incentive Stock Option Agreement**(1)
10.12	Form of Nonqualified Stock Option Agreement**(1)
10.13	Employment agreement, dated November 5, 2007, between Bozena Korczak, Ph.D. and PolyMedix Pharmaceuticals, Inc.(14)
10.14	Investment Agreement by and between PolyMedix, Inc. and Dutchess Equity Fund, LP dated May 20, 2009(15)
10.15	Registration Rights Agreement by and between PolyMedix, Inc. and Dutchess Equity Fund, LP dated May 20, 2009(15)
10.16	Amendment No. 1 to Investment Agreement dated July 8, 2009, between the Registrant and Dutchess Equity Fund, LP(16)
10.17	Loan and Security Agreement dated March 31, 2010 by and among PolyMedix, Inc., PolyMedix Pharmaceuticals, Inc. and Hercules Technology II, L.P.(10)
10.18	Registration Rights Agreement dated March 31, 2010 by and between PolyMedix, Inc. and Hercules Technology II, L.P.(10)
10.19	Employment agreement, dated as of January 18, 2011, between R. Eric McAllister and PolyMedix Pharmaceuticals, Inc.**(17)
10.20	Underwriting Agreement, dated April 5, 2011, by and between PolyMedix, Inc. and Cowen and Company, LLC(19)
10.21	Change in Control Severance Plan**(20)
10.22*	Employment agreement, dated as of July 19, 2011, between Daniel Jorgensen, M.D. and PolyMedix Pharmaceuticals, Inc.**
21*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
24*	Power of Attorney (Included on signature page)
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(5) Filed as an Exhibit to the Current Report on Form 8-K filed on May 14, 2009 and incorporated herein by reference.
(6) Filed as an Exhibit to Amendment No. 5 to the Registration Statement on Form SB-2 (File No. 333-146180) on November 30, 2007 and incorporated herein by reference.
(7) Filed as an Exhibit to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-151084) on June 27, 2008 and incorporated herein by reference.
(8) Filed as an Exhibit to the Current Report on Form 8-K filed on September 24, 2008 and incorporated herein by reference.
(9) Filed as an Exhibit to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-160833) on November 6, 2009 and incorporated herein by reference.
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
(16) Filed as an Exhibit to the Registration Statement on Form S-1 (File No. 333-160470) on July 8, 2009 and incorporated herein by reference.
(17) Filed as an Exhibit to the Current Report on Form 8-K filed on January 24, 2011 and incorporated herein by reference.
(18) Filed as an Exhibit to the Current Report on Form 8-K filed on April 6, 2011 and incorporated herein by reference.
(19) Filed as an Exhibit to the Current Report on Form 8-K/A filed on April 7, 2011 and incorporated herein by reference.
(20) Filed as an Exhibit to the Quarterly Report on Form 10-Q filed on November 9, 2011 and incorporated herein by reference.