Form 10-Q
period 2012-05-09
POLYMEDIX, INC
filed 2012-05-10
CIK 1341843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 4, 2012 the issuer had 106,789,945 shares of issued and outstanding common stock, par value $0.001 per share.

POLYMEDIX, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	Page

CONDENSED CONSOLIDATED BALANCE SHEETS – as of March 31, 2012 and December 31, 2011	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – for the Three -Months Ended March 31, 2012 and 2011 and for the Period from August 8, 2002 (Inception) to March 31, 2012	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – for the Three-Months Ended March 31, 2012 and 2011 and for the Period from August 8, 2002 (Inception) to March 31, 2012	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$13,768	$19,704
Prepaid expenses and other current assets	346	129
Grant and contract receivable	834	543
Short-term investments	1,650	1,650
Total current assets	16,598	22,026

Property and Equipment:
Computers	799	799
Office furniture and lab equipment	749	734
Accumulated depreciation	(1,018)	(943)
Total property and equipment	530	590

Long-term assets – other	23	35

TOTAL ASSETS	$17,151	$22,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,403	$3,033
Accrued expenses	2,119	1,955
Current portion of long-term debt	761	3,542
Total current liabilities	6,283	8,530

Long-term debt, less current portion	4,945	3,008
Deferred rent	843	866
Derivative Liability	8,694	4,863
Total liabilities	20,765	17,267

Commitments and contingencies

Stockholders’ Equity:
Preferred Stock ($0.001 par value; 10,000 shares authorized; 0 issued and outstanding at March 31, 2012 and December 31, 2011)	-	-
Common Stock ($0.001 par value; 250,000 shares authorized; 106,575 issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	107	106
Additional paid-in capital	90,545	89,412
Deficit accumulated during the development stage	(94,266)	(84,134)
Total stockholders’ equity	(3,614)	5,384

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,151	$22,651
The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three-Months Ended March 31,		For the period August 8, 2002 (Inception) to March 31,
	2012	2011	2012
Revenues:
Grant and research revenues	$605	$799	$9,767
Total revenues	605	799	9,767

Operating expenses:
Research and development	4,565	2,643	61,256
General and administrative	1,877	1,487	37,673
Total operating expenses	6,442	4,130	98,929

Other Income and expenses:
Interest income	15	18	1,800
Interest expense	(223)	(323)	(2,467)
Loss on derivative instrument	(4,087)	-	(4,437)
Total other income (expense)	(4,295)	(305)	(5,104)

Net loss	$(10,132)	$(3,636)	$(94,266)

Beneficial conversion feature on Series 2008 preferred stock, conversion inducement and dividends on Series 1 preferred stock	-	-	(11,118)

Net loss attributable to common stockholders	$(10,132)	$(3,636)	$(105,384)

Net loss per common share - basic and diluted	$(0.10)	$(0.04)

Weighted average common shares outstanding - basic and diluted	106,133	81,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited) (in thousands)

	Three-Months Ended March 31,		For the period August 8, 2002 (Inception) to
	2012	2011	March 31, 2012
Cash Flows from Operating Activities:
Net loss	$(10,132)	$(3,636)	$(94,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	74	42	1,251
Amortization	12	12	94
Accretion of discount on investment securities	-	-	(461)
Stock-based compensation	364	547	12,172
Non-cash interest expense	30	30	243
Non-cash interest income	(13)	(8)	(35)
Loss on derivative instruments	4,087	-	4,437
Increase in prepaid expenses and other current assets	(494)	(389)	(1,096)
Increase (decrease) in accounts payable, accrued expenses and deferred rent	496	(700)	6,335
Loss on disposal of fixed assets	-	-	23
Net cash used in operating activities	(5,576)	(4,102)	(71,303)

Cash Flows from Investing Activities:
Cash paid for property and equipment	-	-	(1,446)
Purchases of investments	-	-	(39,489)
Proceeds from maturities of investments	-	-	38,301
Net cash used in investing activities	-	-	(2,634)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, net of financing costs	-	(37)	80,898
Proceeds from warrant and stock option exercises	514	-	1,412
Principal payments on capital lease obligations	-	-	(331)
Proceeds from issuance of debt, net of issue costs	-	-	9,837
Principal payments on debt obligations	(874)	(776)	(4,111)
Net cash (used in) provided by financing activities	(360)	(813)	87,705

Net increase (decrease) in cash and cash equivalents	(5,936)	(4,915)	13,768

Cash and cash equivalents - beginning of period	19,704	19,171	-

Cash and cash equivalents - end of period	$13,768	$14,256	$13,768

Cash Paid for Interest	$202	$301	$1,169

Non-Cash Investing Activities:
Capital expenditures acquired on account	$15	$-	$30

Non-Cash Financing Activities:
Accrued financing costs	$40	$273	$40

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

1 – Organization and Business Activities

We are a clinical stage biotechnology company focused on developing treatments for patients with acute care conditions with synthetic small molecule compounds that mimic the activity of large natural protein molecules, compounds referred to as biomimetics. Using our proprietary drug discovery platform, we have created novel defensin mimetic antibiotic compounds, novel heparin antagonist compounds, and other drug compounds intended for human therapeutic use. Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing and human clinical trials of our product candidates, exploring marketing channels and recruiting personnel.

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through March 31, 2012 was approximately $94,266,000, and we expect to continue to incur substantial losses in future periods. None of our product candidates has received regulatory approval for commercial sale and our product candidates may never be commercialized. In addition, all of our product candidates are in the early stages of development and several programs are on hold pending additional financing. Our development programs require a significant amount of cash to support the development of product candidates. The progress and results of our current and any future clinical trials or future pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected.

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

In April 2011, we closed an equity financing for gross proceeds of $20,000,000, and in April 2012, we closed a debt financing for net proceeds of approximately $2,310,000.  Proceeds from these financing activities are being used and will be used to fund the clinical development of our product candidates and for general corporate purposes.  We may seek additional funds through equity or debt financing, strategic alliances, or other sources.  We may not, however, be able to obtain additional funding on favorable terms, if at all. If we are unable to secure adequate additional funding in the future, we may delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business, operating results, financial condition and cash flows may be materially and adversely affected.

Interim Financial Information

The condensed consolidated financial statements include the accounts of PolyMedix, Inc. and its wholly-owned subsidiary, PolyMedix Pharmaceuticals, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.  The information as of March 31, 2012, and for the three-month periods ended March 31, 2012 and 2011, and the period from August 8, 2002 (Inception) to March 31, 2012 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to state fairly the financial information set forth in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The interim results are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 13, 2012.

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

2 – Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, which converges guidance with that of the International Accounting Standards Board (IASB) on how to measure fair value and on what disclosures to provide about fair value measurements.  While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands Accounting Standards Codification (ASC) 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards. However, some could change how the fair value measurement guidance in ASC 820 is applied.  The ASU is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

3 – Comprehensive Loss

Comprehensive loss consists of reported net loss and unrealized gains or losses on available for sale securities.  As of March 31, 2012 we did not have any components in addition to reported net loss which were included in comprehensive loss.  The comprehensive loss for each of the periods presented is equal to the net loss in the condensed consolidated statements of operations.

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

As of March 31, 2012 and December 31, 2011, we did not have any financial or nonfinancial instruments carried at fair value measured on a nonrecurring basis. The following table provides financial and nonfinancial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at March 31, 2012
	March 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability	$8,694	$-	$-	$8,694

		Fair Value Measurements at December 31, 2011
	December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability	$4,863	$-	$-	$4,863

The fair value of our derivative liabilities was determined using the Black-Scholes-Merton formula – a Level 3 measurement.  As of March 31, 2012, unobservable inputs included an exercise price of $0.80, expected life of 4.03 years, volatility of 65.04%, a 4.03-year interpolated risk-free rate of 0.64%, and 0% dividend rate.  The only observable input was our current stock price of $1.20.  As of December 31, 2011, unobservable inputs included an exercise price of $0.80, expected life of 4.28 years, volatility of 66.35%, a 4.28-year interpolated risk-free rate of 0.66%, and 0% dividend rate.  The only observable input was our current stock price of $0.77.

Significant decreases in our stock price volatility will substantially decrease the overall valuation of our derivative liability, while significant increases in our stock price volatility will substantially increase the overall valuation.

We did not have any instruments measured at fair value with Level 3 inputs for the three months ended March 31, 2011.  The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the three months ended March 31, 2012 (in thousands):
	December 31, 2011	Warrant Exercises	Change in fair value	March 31, 2012
Derivative liability	$4,863	$(256)	$4,087	$8,694

5 –Short-term Investments

As of March 31, 2012 and December 31, 2011, we held only short-term investments, consisting of investments with maturities less than one year.  All short-term investments represent certificates of deposit which are expected to be redeemed in the next 12 months, and are classified as “held to maturity” and are recorded at cost.

6 –Debt

On March 31, 2010, we entered into a Loan and Security Agreement (LSA) with Hercules Technology II, L.P. (HTGC) whereby we borrowed $10,000,000.  As discussed in Note 10, this loan was paid off in April 2012.  This loan accrued interest at the greater of 12.35%, or the Federal Reserve Prime Rate plus 7.10%, not to exceed 14%, and had a term of 42 months with interest-only payments for the first nine months.  In connection with this loan, we also issued to HTGC a detachable warrant to purchase 627,586 shares of our common stock which expires on March 30, 2015 (see Note 9 for additional information on the warrant).  As discussed in Note 10, on April 5, 2012 we entered into a loan and security agreement with MidCap Financial LLC for $8,000,000.  Approximately $5,700,000 of the proceeds were used to pay off all of our outstanding debt with HTGC.  In accordance with ASC 470-10, this post-balance-sheet-date issuance of debt demonstrated intent and ability to refinance certain short-term obligations on a long-term basis.  Therefore, as of March 31, 2012, we have reclassified the current portion of our outstanding debt to long-term except for $761,000 in principal payments that will be due by March 31, 2013.  The following table summarizes our debt included in our unaudited condensed consolidated balance sheet as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012	Principal	Unamortized Discount
Current portion	$761	$-
Long-term portion	5,127	182
Total	$5,888	$182

December 31, 2011	Principal	Unamortized Discount
Current portion	$3,664	$122
Long-term portion	3,099	91
Total	$6,763	$213

We allocated the $10,000,000 of proceeds received to both the debt and the detachable warrant based on the relative fair value of the debt instrument without the warrant and the warrant itself.  The relative fair value at the time of issuance was $9,574,000 and $426,000 for the debt and warrant, respectively.  The portion allocated to the warrant was recorded in additional paid-in capital, and the liability portion will be amortized to interest expense as a discount to the principal balance of the debt.  As of March 31, 2012, we had accrued interest of approximately $63,000.  There are no financial covenants associated with this debt.  As of March 31, 2012, we were in compliance with all nonfinancial covenants.  We incurred $164,000 in debt issue costs in connection with securing the LSA, which we recorded as an asset and amortized over the life of the loan.

Fair Value

We estimate the fair value of the principal balance of our debt to be $5,891,000 and $6,774,000 as of March 31, 2012 and December 31, 2011, respectively.  We determined this value by discounting the remaining cash flows of our outstanding debt obligations as of March 31, 2012 using an interest rate of 11.95%, which we estimate is our current rate of borrowing.  As the valuation of our debt includes significant, unobservable inputs, it is classified under Level 3 of the fair value hierarchy.

We estimate the fair value of the outstanding detachable warrants to be $334,000 as of March 31, 2012.  We determined this value using a Black-Scholes-Merton fair value calculation with the following inputs: Stock price: $1.20; Exercise Price: $1.16; Volatility: 65.57%; Risk-free rate: 0.47%; estimated remaining life: 3 years; 0% dividend rate.  We estimate the fair value of the outstanding detachable warrants to be $164,000 as of December 31, 2011.  We determined this value using a Black-Scholes-Merton fair value calculation with the following inputs: Stock price: $0.77; Exercise Price: $1.16; Volatility: 66.01%; Risk-free rate: 0.66%; Interpolated estimated remaining life: 3.25 years; 0% dividend rate.  As the valuation of the detachable warrants includes significant, unobservable inputs, they are classified under Level 3 of the fair value hierarchy.

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

Currently, the only outstanding warrants classified as derivative financial instruments are the Series D warrants, issued in connection with an equity financing that we closed in April, 2011.  Upon issuance of any warrant, we evaluate the terms of the warrant in connection with ASC 815, “Derivatives and Hedging.”  Our Series D warrants contain a provision whereby the exercise price may be reduced upon the occurrence of certain events within our control, such as the future issuance of common stock or rights to purchase common stock at a price below the current exercise price of the Series D warrants.  Accordingly, the Series D warrants are recorded as a derivative liability on our statement of financial position, with subsequent changes to fair value recorded through earnings at each reporting period in our statement of operations as other income (expense). As a noncash item, each subsequent change in fair value is reflected in our statement of cash flows as a noncash adjustment to net loss under operating activities.  Upon exercise of these warrants, the cash inflow will be recorded as a financing activity on our statement of cash flows.  As of March 31, 2012, 306,250 Series D warrants have been exercised.

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

	Three-Months Ended March 31,		Period from August 8, 2002 (Inception) to
	2012	2011	March 31, 2012
Research and Development	$151	$212	$4,454
General and administrative	213	335	7,718
Total stock-based compensation expense	$364	$547	$12,172

During the three-months ended March 31, 2012, stock options to purchase 4,508,000 shares of common stock were awarded to employees and nonemployee directors at a combined grant date fair value of approximately $3,038,000.  There have been no significant changes to the assumptions used to calculate fair value from those which were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. As of March 31, 2012, there were approximately 21,439,000 shares of common stock issuable upon exercise of outstanding stock options and approximately 5,154,000 shares of common stock available for issuance of future equity compensation awards in connection with our equity compensation plans.  As of March 31, 2012 there was approximately $4,780,000 of total unrecognized compensation cost related to non-vested stock options, which will be amortized over the weighted average remaining service period.

9 – Stockholders’ Equity

Common Stock

We are authorized to issue up to 250,000,000 shares of common stock, with a par value of $0.001, of which 106,574,988 and 105,999,610 were issued and outstanding at March 31, 2012 and December 31, 2011, respectively.  In April 2011, we closed on an underwritten offering whereby we sold 25,000,000 units, consisting of one share of our common stock and a warrant to purchase one half of a share of our common stock at a price of $0.80 per unit.  In connection with this offering, we incurred financing costs of approximately $1,549,000.

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, with a par value of $0.001, of which no shares were issued and outstanding at both March 31, 2012 and December 31, 2011.

Warrants

As of March 31, 2012, we had the following warrants outstanding to purchase shares of our common stock (number of warrants in thousands):

Warrant Series	Number of Warrants Outstanding as of December 31, 2011	Exercise Price	Warrants Exercised	Number of Warrants Outstanding as of March 31, 2012	Expiration Date
2007	2,489	$1.10	-	2,489	December 2012
Series A	22,285	$1.00	269	22,016	July 2013
Series B	6,368	$1.00	-	6,368	September 2013
Series C	6,417	$1.25	-	6,417	November 2014
HTGC	628	$1.16	-	628	March 2015
Series D	12,500	$0.80	306	12,194	April 2016
Total	50,687		575	50,112

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

Equity Line

We have an Investment Agreement (“Investment Agreement”) with Dutchess Opportunity Fund, II, L.P. (formerly known as Dutchess Equity Fund, L.P.) (“Dutchess”), pursuant to which Dutchess committed to purchase up to $10,000,000 (but not to exceed 12,000,000 shares) of the Company’s common stock, subject to the terms and conditions of the Investment Agreement.  As of March 31, 2012, we have not issued any shares pursuant to this Investment Agreement.  This Investment Agreement expires in July 2012.

10 – Subsequent Event

On April 5, 2012, we entered into a loan and security agreement with MidCap Financial LLC (MidCap) for initial gross proceeds of $8,000,000, and an additional tranche of $4,000,000 available subject to the terms of the agreement.  Approximately $5,700,000 of the proceeds were used to pay off our credit facility with HTGC.  MidCap received a five-year warrant to purchase 161,290 shares of our common stock at an exercise price equal to $1.24 per share based on the initial advance. The warrant will be exercisable for an additional number of shares if the second tranche is advanced.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our Annual Report on  Form 10-K filed with the SEC on March 13, 2012, as well as our unaudited condensed consolidated financial statements and risk factors included in this report on Form 10-Q.

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

Forward-looking statements reflect only our current expectations. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith as of the date of such statement and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished. Our actual results, performance or achievements could differ materially from those expressed in or inferred from the forward-looking statements due to a number of uncertainties, many of which are unforeseen, including:

➢	the results of our preclinical and clinical trials, including regulatory approvals necessary for advancement and continuation of our development programs;
➢	our ability to attract patients to participate in and third party providers to administer our clinical studies;
➢	our need for, and the availability of, substantial capital in the future to fund our operations and planned clinical trials;
➢	the conditions in the capital markets and the biopharmaceutical industry that may make raising capital or entering into strategic arrangements difficult and expensive;
➢	changes to the regulations to which we and our product candidates are subject, both in the United States and internationally;
➢	the timing of our product development and evaluation;
➢	the timing and magnitude of expenditures we may incur in connection with our ongoing research and development activities;
➢	our reliance on third party manufacturers and suppliers to produce our compounds in the quantities and qualities needed for our clinical trials;
➢	the size of our product opportunity for our product candidates;
➢	the ability of our product candidates to successfully compete against existing and new products made by our competitors;
➢	the success, timing and financial consequences of our formation of new business relationships and alliances; and
➢	the timing and volume of sales of products for which we may obtain marketing approval.

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

General

We are a clinical stage biotechnology company focused on developing treatments for patients with acute care conditions with synthetic small molecule compounds that mimic the activity of large natural protein molecules, compounds referred to as biomimetics. Using our proprietary drug discovery platform, we have created novel defensin mimetic antibiotic compounds, novel heparin antagonist compounds, and other drug compounds intended for human therapeutic use. Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward developing business strategies, raising capital, research and development activities, conducting pre-clinical testing and human clinical trials of our product candidates, exploring marketing channels and recruiting personnel.

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through March 31, 2012 was approximately $94,266,000, and we expect to continue to incur substantial losses in future periods. None of our product candidates has received regulatory approval for commercial sale and our product candidates may never be commercialized. In addition, all of our product candidates are in the early stages of development and several programs are on hold pending additional financing. Our development programs require a significant amount of cash to support the development of product candidates. The progress and results of our current and any future clinical trials or future pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected.

We are highly dependent on the success of our research and development efforts and, ultimately, upon regulatory approval and market acceptance of our products under development.  Our short and long-term capital requirements depend upon a variety of factors, including the timing and results of our clinical trials, licensing efforts, market acceptance for our technologies and product candidates and various other factors. We believe that our current cash and investment balances as of the date of this report will be sufficient to fund our operations for at least the next 12 months. Our ability to advance the clinical development of our drug candidates and ultimately seek regulatory approval depends upon our ability to meet the regulatory requirements of the United States Food and Drug Administration (FDA) and other regulatory authorities on an ongoing basis, many of which develop and change over time and are subject to interpretation by such regulatory authorities. Any changes in regulatory requirements may have significant impacts on the timing and cost of clinical trials, and our ability to complete such trials, if at all.

Recent Clinical Developments

In April 2012, we completed and announced positive results from a Phase 2 clinical trial with PMX-30063, intravenous antibiotic initially intended for the treatment of acute bacterial skin and skin structure infections (ABSSSI), caused by drug susceptible and drug resistant strains of Staphylococcus aureus bacteria.  This randomized, blinded, active controlled multinational Phase 2 clinical trial was conducted at multiple sites in Canada, Russia and Ukraine.  The study objectives were to evaluate the safety and efficacy of PMX-30063 as treatment for ABSSSI caused by Staphylococcus aureus, including methicillin-resistant Staphylococcus aureus (MRSA).  The study objectives were met, with clinical response rates statistically similar to those of the active control demonstrated in all evaluated doses of PMX-30063.  The study was conducted in accordance with FDA's most recent ABSSSI guidelines and is intended to support regulatory approval in the United States.  A Phase 2B study is expected to commence during the second half of 2012 and results are expected in the first half of 2013.  We expect that the direct development costs to conduct a second Phase 2 clinical study for PMX-30063 will be approximately $4 million to $6 million.  We will incur substantial costs and need to conduct additional studies beyond the planned Phase 2 clinical trial in order to file a New Drug Application (NDA) for PMX-30063.  The nature, design, size and cost of further studies will depend in large part on the outcome of preceding studies and discussions with regulators.

In May, 2012 we stopped enrollment in our two clinical trials for PMX-60056; a Phase 2 clinical trial for reversing the anticoagulant activity of unfractionated heparin (UFH) in patients undergoing percutaneous coronary intervention procedures and a Phase 1B/2 clinical trial for reversing the anticoagulant activity of the low molecular weight heparin enoxaparin in healthy volunteers.  While PMX-60056 showed activity in neutralizing UFH and enoxaparin as measured by activated clotting time (ACT) and factor Xa inhibition, respectively, we have stopped enrollment in both clinical trials due to blood pressure reductions.  We believe it may be possible to address these blood pressure reductions , which may include delivering PMX-60056 over  longer infusion times, and with formulation volume modifications.

We do not have any plans to conduct additional clinical studies on our own with PMX-60056, but rather plan to seek a strategic partner to further develop our cardiovascular program.  Our future internal development efforts will be focused on more advanced clinical trials and exploration of broader potential uses for PMX-30063 and other defensin-mimetics.

We believe that our current cash and investment balances as of the date of this filing will be sufficient to fund the completion of our ongoing studies and our planned Phase 2B study for PMX-30063, as well as fund our operations for at least the next 12 months.  We will need to secure additional funding in the future, from one or more equity or debt financings or other sources, in order to carry out all of our planned research, drug discovery and development activities.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of the changes in our results of operations from the three-months ended March 31, 2012 and 2011, and in financial condition as of March 31, 2012 and December 31, 2011.

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

Stock-based compensation

Since inception, we have used the Black-Scholes-Merton formula to estimate the fair value of stock options and warrants and have elected to continue to estimate the fair value of stock options and warrants using the Black-Scholes-Merton formula. The volatility and expected term assumptions have the most significant effect on the results obtained from the Black-Scholes-Merton formula.  The volatility and expected term assumptions have the most significant effect on the results obtained from the Black-Scholes Merton formula.  As noted in our Annual Report on Form 10-K for the year ended December 31, 2011, we have to date assumed that stock options have an expected life of five years, representing about half of their contractual life, and assumed Common Stock volatility of between 41% and 75%.  Warrants have an initial expected life of five years, equal to their contractual life, with adjustments made each reporting period for certain warrants requiring mark-to-market treatment.  Higher estimates of volatility and expected life of the option or warrant increase the value of an option or warrant and the resulting expense.  Given the absence of an active market for our Common Stock in prior periods, the fair value of our Common Stock has periodically been estimated using several criteria, including progress and milestones achieved in our research activities along with the price per share of our preferred and Common Stock offerings.

Results of Operations

Grant and contract revenues were $605,000 and $799,000 for the three-month periods ended March 31, 2012 and 2011, respectively.  This decrease is attributable to certain grants and contracts which completed in the first half of 2011.  We were continuing to perform under four research grants and contracts as of March 31, 2012 and the date of this report.

Research and development expenses were $4,565,000 and $2,643,000 for the three-month periods ended March 31, 2012 and 2011, respectively.  This increase is due primarily to increases in clinical development costs for clinical trials that had not been fully underway during the first quarter of 2011, but which were completed during or were ongoing throughout the first quarter of 2012.

Our research and development expenses include $2,141,000, $674,000, and 23,241,000 of direct research and development costs for PMX-30063 for the three-month periods ended March 31, 2012 and 2011 and for the period from August 8, 2002 (Inception) to March 31, 2012, respectively, and $648,000, $184,000 and 9,048,000 of direct research and development costs for PMX-60056 for the three-month periods ended March 31, 2012 and 2011 and for the period from August 8, 2002 (Inception) to March 31, 2012, respectively. While we do not specifically track indirect costs and general and administrative expenses by product candidate, most of these costs and expenses have been incurred in support of these two lead product candidates.

General and administrative expenses were $1,877,000 and $1,487,000 for the three-month periods ended March 31, 2012 and 2011, respectively.  This increase is due primarily to increases in patent legal costs as we continue to seek broader patent protection internationally.

Interest income was $15,000 and $18,000 for the three-month periods ended March 31, 2012 and 2011, respectively, and remained consistent due to similar cash balances and interest rates.

Interest expense was $223,000 and $323,000 for the three-month periods ended March 31, 2012 and 2011, respectively.  This decrease is due to decreased outstanding debt.

Loss on derivative instruments was $4,087,000 and $0 for the three-month periods ended March 31, 2012 and 2011, respectively.  In April 2011, we closed on an equity financing which included the issuance of Series D warrants with certain provisions requiring the warrants to be classified as a non-cash derivative liability.  The warrants are adjusted for changes in fair value at each reporting period, and such changes are recorded through earnings.  Due to increases in our stock price since the initial issuance of these warrants, the fair value decreased during the first quarter of 2012, resulting in a loss and increase in the derivative liability.

Historical Cash Flows

Operating Activities. Cash used in operating activities was $5,576,000 and $4,102,000 for the three-month periods ended March 31, 2012 and 2011, respectively.  This increase was driven primarily by an increase in our operational cash outflows related to our completed and ongoing clinical trials.

Investing Activities. Cash used in investing activities primarily represents cash paid for the purchase of capital assets and investments offset by the proceeds from the maturity and sale of such assets and investments.  During the three-month periods ended March 31, 2012 and 2011, we had no cash outflows or inflows classified as investing activities.

Financing Activities. To date, we have financed our operating and investing activities primarily from the proceeds from the sale of equity securities and issuance of debt. During the three-month period ended March 31, 2012, we paid down approximately $874,000 in principal on our long-term debt, and received proceeds of approximately $514,000 from the exercise of outstanding warrants.  During the three-month period ended March 31, 2011, we paid down approximately $776,000 in principal on our long-term debt, and paid approximately $37,000 in financing costs associated with our April 2011 equity financing.

Financial Condition, Liquidity and Capital Resources

In April 2012, we entered into a loan and security agreement with MidCap Financial LLC (MidCap) for initial gross proceeds of $8,000,000, and an additional tranche of $4,000,000 available subject to the terms of the agreement.  Approximately $5,700,000 of the proceeds were used to pay off our credit facility with HTGC.  In April 2011, we completed an underwritten registered offering for gross proceeds of $20,000,000.  Proceeds from these financing activities are being used and will be used to fund our clinical development and for general corporate purposes.  We may seek additional funds through equity or debt financing, among other sources, or through government grants and contracts. However, we may not be able to obtain additional funding on favorable terms, if at all. If we are unable to secure adequate additional funding in the future, we may delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business may be materially and adversely affected.

As of March 31, 2012 and December 31, 2011, we had cash and investment balances of approximately $15,418,000 and $21,354,000, respectively, and total liabilities of approximately $20,765,000 and $17,267,000, respectively.  The decrease in our cash and investment balances from December 31, 2011 to March 31, 2012 was primarily attributable to payment of costs related to our completed Phase 2 clinical trial for PMX-30063. The increase in our total liabilities was primarily attributable to the mark-to-market adjustment on our nonrecurring, noncash Series D warrants classified as a derivative liability, partially offset by paying down a portion of the principal on our long-term debt.

We have an Investment Agreement (“Investment Agreement”) with Dutchess Opportunity Fund, II, L.P. (formerly known as Dutchess Equity Fund, L.P.) (“Dutchess”), pursuant to which Dutchess committed to purchase up to $10,000,000 (but not to exceed 12,000,000 shares) of our common stock, subject to the terms and conditions of the Investment Agreement.  As of March 31, 2012, we have not issued any shares pursuant to this Investment Agreement.  This Investment Agreement expires in July 2012.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have evaluated the information required under this item that was disclosed in our 2011 Annual Report on Form 10-K and believe there have been no material changes to this information.

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

We are a development stage company with a limited operating history.  As of March 31, 2012, we had an accumulated deficit of approximately $94,266,000.  We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the foreseeable future.  These losses, among other things, have had and will continue to have an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.

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

We do not have the funding resources necessary to carry out all of our proposed operating activities.  We will need to obtain additional financing in the future in order to fully fund these product candidates through the regulatory approval process. Costs of our proposed activities unrelated to our product candidates would be in addition to these estimates.

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

We expect that the direct development costs to conduct a second Phase 2 clinical study for PMX-30063 will be approximately $4 million to $6 million.  It will require substantial costs beyond the present and planned studies in order to file a New Drug Application (NDA) for any of our drug candidates. In each case the nature, design, size and cost of further studies will depend in large part on the outcome of preceding studies and discussions with regulators.

Our future capital requirements will depend on many factors, including:

➢	the timing and success of our clinical trials;

➢	continued progress of and increased spending related to our research and development activities, including our plan to hire additional research and development employees;

➢	the conditions in the capital markets and the biopharmaceutical industry that make raising capital or entering into strategic arrangements difficult and expensive;

➢	progress with preclinical experiments and clinical trials, including regulatory approvals necessary for advancement and continuation of our development programs;

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

These factors could result in variations from our projected operating and liquidity requirements.  Additional funds may not be available when needed, or, if available, we may not be able to obtain such funds on terms acceptable to us.  If adequate funds are unavailable, we may be required, among other things, to:

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

We have established an $8 million credit facility with MidCap Financial LLC, or “MidCap,” and a $1,000,000 letter of credit agreement to secure our payment obligations under our facility operating lease. We may renew or extend these credit facilities or establish similar credit facilities in the future. If we do not make required payments to our secured creditors or otherwise experience an event of default, our secured creditors may exercise all remedies available under to them under the applicable credit agreements and applicable law, including acceleration of our obligations to them and the collection and liquidation of the collateral. While we have not pledged our intellectual property as collateral, we have pledged the rights to any payments and proceeds from the sale, licensing or disposition of all or any part our intellectual property.

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

We are highly dependent on our executive officers and other key management and technical personnel, including Nicholas Landekic, Daniel M. Jorgensen, MD, MPH, Bozena Korczak, Ph.D., Richard Scott, Ph.D., and Edward Smith.  The loss of any of them could have a material adverse effect on our future operations.  We do not maintain “key person” life insurance policies on any of our personnel.

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

We do not have sales, marketing or distribution capabilities.  If we fail to effectively sell, market and distribute any product candidate for which we receive regulatory approval, our business and results of operations will suffer.

If we are unable to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to successfully commercialize any of our product candidates that may receive regulatory approval in the future.  We have no sales, marketing or distribution capabilities.  In order to successfully commercialize any of our product candidates, we must either internally develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services.

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

In March 2010 and April 2011, we obtained additional debt and equity financing to fund the continued clinical development of PMX-30063 and PMX-60056. As a result, we have begun to expand our operations, including hiring of additional personnel. However, we may not be able to effectively grow and expand our business. Successful implementation of our business plan will require management of growth, which will result in an increase in the level of responsibility for management personnel. To manage growth effectively, we will be required to continue to implement and improve our operating and financial systems and controls to expand, train and manage our employee base. The management, systems and controls in place or to be implemented may not be adequate for such growth, and the steps taken to hire personnel and to improve such systems and controls might not be sufficient. If we are unable to manage our growth effectively, it will have a material adverse effect on our business, results of operations and financial condition.

Our executive officers and directors have the ability to significantly influence matters submitted to our stockholders for approval.

As of March 31, 2012, our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 13% of our common stock.  Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination.  On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share.  If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these individuals, if they chose to act together, would have significant influence on the election of directors, and other matters submitted to stockholder vote, including any approval of any merger, consolidation or sale of all or substantially all of our assets.  This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our common stock is quoted on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. In light of our small size and limited resources, as well as the uncertainties and risks that can affect our business and industry, our stock price is expected to continue to be highly volatile and can be subject to substantial drops, with or even in the absence of news affecting our business. The following factors, in addition to the other risk factors described in this Form 10-Q and the potentially low volume of trades in our common stock, may have a significant impact on the market price of our common stock, some of which are beyond our control:

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

At our 2012 annual meeting of stockholders, our stockholders approved a proposal that will allow us to undergo a reverse stock split at any time prior to the 2013 annual meeting of stockholders.  The reverse stock split will be effected, if at all, by an amendment to our certificate of incorporation to combine outstanding shares of our common stock into a lesser number of outstanding shares by a ratio between 2:1 and 6:1, inclusive, with the exact ratio to be set by our board of directors in its sole discretion.  One of the primary purposes of undergoing a reverse stock split would be to increasing the per share market price of our common stock, in order to enhance our ability to meet the initial listing requirements of The Nasdaq Stock Market LLC or other national securities exchange.  After the completion of any reverse stock split, however, the per share market price of our common stock may not increase as much as planned, and the post-split market price of our common stock may be less than the pre-split price multiplied by the split ratio. In addition, a reduction in the shares available in the public float may impair the liquidity in the market for our common stock which may reduce the value of our common stock.  Further, even if we undergo a reverse stock split, we may not obtain approval for the listing of our common stock on The Nasdaq Stock Market LLC or other national securities exchange.

If we issue additional shares in the future, it will likely result in the dilution of our existing stockholders.

Our certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock with a $0.001 par value and up to 10,000,000 preferred shares with a par value of $0.001, of which approximately 107,000,000 common shares were issued and outstanding as of March 31, 2012. We may need to increase our authorized share count in order to issue additional shares of common stock in the future.  From time to time we also will increase the number of shares available for issuance in connection with our equity compensation plans and we may issue awards to our employees outside the terms of our stock plans. As of March 31, 2012 we had approximately 5,154,000 additional shares of common stock reserved for future issuance under our stock plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more businesses in the future.

Moreover, in the past, we issued warrants and options to acquire shares of common stock. As of March 31, 2012, we had warrants and options to purchase approximately 71,551,000 shares of our common stock outstanding,  We issued a warrant to purchase 161,290 shares of our common stock MidCap in connection with its initial advance under a new credit facility established in April 2012. The warrant will be exercisable for an additional number of shares if a second tranche is advanced.  In addition, our Equity Line with Dutchess contemplates the issuance of up to 12,000,000 shares of our common stock to Dutchess, subject to certain restrictions and obligations.

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

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 101
                            The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PolyMedix, Inc.
May 10, 2012	By: /s/ Nicholas Landekic
Date	Nicholas Landekic
President & Chief Executive Officer (Principal Executive Officer)

May 10, 2012	By: /s/ Edward F. Smith
Date	Edward F. Smith
Vice President, Finance & Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Cash Flows; and (iv) the Notes to Financial Statements, tagged as blocks of text

* Filed herewith.