Form 10-Q
period 2012-06-30
POLYMEDIX, INC
filed 2012-08-09
CIK 1341843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of August 9, 2012 the issuer had 106,791,339 shares of issued and outstanding common stock, par value $0.001 per share.

POLYMEDIX, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	Page

CONDENSED CONSOLIDATED BALANCE SHEETS – as of June 30, 2012 and December 31, 2011	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – for the Three- and Six-Months Ended June 30, 2012 and 2011 and for the Period from August 8, 2002 (Inception) to June 30, 2012	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – for the Six-Months Ended June 30, 2012 and 2011 and for the Period from August 8, 2002 (Inception) to June 30, 2012	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	June 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$10,695	$19,704
Prepaid expenses and other current assets	113	129
Grant and contract receivable	121	543
Short-term investments	1,650	1,650
Total current assets	12,579	22,026

Property and Equipment:
Computers	799	799
Office furniture and lab equipment	749	734
Accumulated depreciation	(1,084)	(943)
Total property and equipment	464	590

Long-term assets - other	153	35

TOTAL ASSETS	$13,196	$22,651

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,690	$3,033
Accrued expenses	1,428	1,955
Current portion of long-term debt	965	3,542
Total current liabilities	6,083	8,530

Long-term debt, less current portion	5,743	3,008
Deferred rent	823	866
Derivative liability	1,159	4,863
Total liabilities	13,808	17,267

Commitments and contingencies

Stockholders' Equity:
Preferred Stock ($0.001 par value; 10,000 shares authorized; 0 issued and outstanding at June 30, 2012 and December 31, 2011)	-	-
Common Stock ($0.001 par value; 250,000 shares authorized; 106,791 and 106,000 issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	107	106
Additional paid-in capital	91,487	89,412
Deficit accumulated during the development stage	(92,206)	(84,134)
Total stockholders' equity	(612)	5,384

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,196	$22,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three-Months Ended June 30,		Six-Months Ended June 30,		For the period August 8, 2002 (Inception) to June 30,
	2012	2011	2012	2011	2012
Revenues:
Grant and research revenues	$499	$334	$1,104	$1,133	$10,266
Total revenues	499	334	1,104	1,133	10,266

Operating Expenses:
Research and development	3,441	2,674	8,005	5,317	64,696
General and administrative	1,955	1,900	3,832	3,387	39,628
Total operating expenses	5,396	4,574	11,837	8,704	104,324

Other Income and Expenses:
Interest income	13	26	28	44	1,813
Interest (expense)	(238)	(302)	(462)	(625)	(2,706)
Gain (loss) on derivative instrument	7,491	(700)	3,404	(700)	3,054
(Loss) on extinguishment of debt	(309)	-	(309)	-	(309)
Total other income (expense)	6,957	(976)	2,661	(1,281)	1,852

Net income (loss)	$2,060	$(5,216)	$(8,072)	$(8,852)	$(92,206)

Beneficial conversion feature on Series 2008 preferred stock, conversion inducement and dividends on Series 1 preferred stock	-	-	-	-	(11,118)

Net income (loss) attributable to common stockholders	$2,060	$(5,216)	$(8,072)	$(8,852)	$(103,324)

Net income (loss) per common share - basic and diluted	$0.02	$(0.05)	$(0.08)	$(0.10)

Weighted average common shares outstanding - basic and diluted	106,174	103,222	106,442	92,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited) (in thousands)

	Six-Months Ended June 30,		For the period August 8, 2002 (Inception) to
	2012	2011	June 30, 2012
Cash Flows from Operating Activities:
Net loss	$(8,072)	$(8,852)	$(92,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	141	115	1,318
Amortization	24	24	106
Accretion of discount on investment securities	-	-	(461)
Stock-based compensation	973	1,153	12,781
Non-cash interest expense	38	61	251
Non-cash interest income	(17)	(11)	(39)
(Gain) loss on derivative instrument	(3,404)	700	(3,054)
Non-cash loss on extinguishment of debt	253	-	253
(Increase) decrease in prepaid expenses and other current assets	409	(667)	(193)
Increase (decrease) in accounts payable, accrued expenses and deferred rent	1	(628)	5,840
Loss on disposal of fixed assets	-	-	23
Net cash used in operating activities	(9,654)	(8,105)	(75,381)

Cash Flows from Investing Activities:
Cash paid for property and equipment	(15)	(8)	(1,461)
Purchases of investments	-	-	(39,489)
Proceeds from maturities of investments	-	-	38,301
Net cash used in investing activities	(15)	(8)	(2,649)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, net of financing costs	-	18,617	80,898
Proceeds from warrant and stock option exercises	704	-	1,602
Principal payments on capital lease obligations	-	-	(331)
Proceeds from issuance of debt, net of issue costs	7,919	(2)	17,756
Principal payments on debt obligations	(7,963)	(1,570)	(11,200)
Net cash provided by financing activities	660	17,045	88,725

Net increase (decrease) in cash and cash equivalents	(9,009)	8,932	10,695

Cash and cash equivalents - beginning of period	19,704	19,171	-

Cash and cash equivalents - end of period	$10,695	$28,103	$10,695

Cash Paid for Interest	$424	$584	$2,383

Non-Cash Investing Activities:
Capital expenditures acquired on account	$-	$-	$15

Non-Cash Financing Activities:
Accrued financing costs	$85	$167	$85
Warrants issued to creditor and placement agents	$100	$-	$3,159
Series D warrant issuance	$-	$4,513	$4,513

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

1 – Organization and Business Activities

We are a clinical stage biotechnology company focused on developing small-molecule drugs for the treatment of serious acute care conditions. Using our proprietary drug discovery platform, we have internally created a pipeline of first-in-class anti-infective agents, as well as other product candidates. Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward conducting research and development activities, including pre-clinical testing and human clinical trials of our product candidates, and developing business strategies, raising capital, and recruiting personnel to support these operations.

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through June 30, 2012 was approximately $92,206,000, and we expect to continue to incur substantial losses in future periods. None of our product candidates has received regulatory approval for commercial sale and our product candidates may never be commercialized. In addition, all of our product candidates are in the early stages of development and several programs are on hold pending additional financing. Our development programs require a significant amount of cash to support the development of product candidates. The progress and results of our current and any future clinical trials or future pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including the timing and results of our clinical trials, our ability to enter into, and realize the benefits from, strategic partnerships, regulatory and market acceptance of our product candidates, and various other factors, such as overall and sector-specific market conditions. Under our current operating plan, which includes a planned Phase 2B study for our lead candidate, brilacidin, we believe that our current cash and investment balances as of the date of this report will not be sufficient to fund our operations for the next 12 months.  We plan to seek additional funds through equity or debt financings, strategic alliances, or other sources.  However, we may not be able to obtain additional funding on favorable terms, if at all.  If we are unable to secure adequate additional funding, we may delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding.  As a result, our business, operating results, financial condition and cash flows may be materially and adversely affected.  Our ability to advance the clinical development of our drug candidates and ultimately seek regulatory approval depends upon our ability to meet the regulatory requirements and adhere to the guidance of the United States Food and Drug Administration (FDA) and other regulatory authorities on an ongoing basis, which may develop and change over time and are subject to interpretation by such regulatory authorities. Any changes in regulatory requirements or guidance may have significant impact on the timing and cost of clinical trials, and our ability to complete such trials, if at all.

In April 2011, we closed an equity financing for gross proceeds of $20,000,000, and in April 2012, we closed a debt financing for gross proceeds of $8,000,000 of which approximately $5,700,000 was used to pay off outstanding debt on a prior loan facility.  In June 2012, we prepaid $1,200,000, reducing our outstanding debt balance to $6,800,000.  Net proceeds from these financing activities have and will continue to be used to fund the clinical development of our lead product candidate, brilacidin (formerly PMX-30063), and for general corporate purposes.

Interim Financial Information

The condensed consolidated financial statements include the accounts of PolyMedix, Inc. and its wholly-owned subsidiary, PolyMedix Pharmaceuticals, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.  The information as of June 30, 2012, and for the three- and six-month periods ended June 30, 2012 and 2011, and the period from August 8, 2002 (Inception) to June 30, 2012 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to state fairly the financial information set forth in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The interim results are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 13, 2012.

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

2 – Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, which converges guidance with that of the International Accounting Standards Board (IASB) on how to measure fair value and on what disclosures to provide about fair value measurements.  While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands Accounting Standards Codification (ASC) 820’s existing disclosure requirements for fair value measurements and makes other amendments. Many of these amendments were made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards. However, some of the amendments could change how the fair value measurement guidance in ASC 820 is applied.  The ASU is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

3 – Comprehensive Income and Loss

Comprehensive income and loss consists of reported net income or loss and unrealized gains or losses on available for sale securities.  As of June 30, 2012, we did not have any components in addition to reported net income and loss, which were included in comprehensive income and loss.  The comprehensive income and loss for each of the periods presented is equal to the net income and loss in the condensed consolidated statements of operations.

4 – Fair Value Measurements

The FASB has established a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels, as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. Classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

As of June 30, 2012 and December 31, 2011, we did not have any financial or nonfinancial instruments carried at fair value measured on a nonrecurring basis. The following table provides financial and nonfinancial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at June 30, 2012
	June 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability	$1,159	$-	$-	$1,159

		Fair Value Measurements at December 31, 2011
	December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability	$4,863	$-	$-	$4,863

As discussed in Note 7, our Series D warrants are being accounted for as a derivative liability.  The fair value of our derivative liability was determined using the Black-Scholes-Merton formula – a Level 3 measurement.  As of June 30, 2012, unobservable inputs included an exercise price of $0.80, expected life of 3.78 years, volatility of 73.65%, a 3.78-year interpolated risk-free rate of 0.53%, and 0% dividend rate.  The only observable input was our then current stock price of $0.31.  As of December 31, 2011, unobservable inputs included an exercise price of $0.80, expected life of 4.28 years, volatility of 66.35%, a 4.28-year interpolated risk-free rate of 0.66%, and 0% dividend rate.  The only observable input was our then current stock price of $0.77.

Significant decreases in our stock price volatility will substantially decrease the overall valuation of our derivative liability, while significant increases in our stock price volatility will substantially increase the overall valuation.  As discussed in Note 7, the strike price of our Series D warrants may be decreased.  Accordingly, a significant decrease in the strike price of the Series D warrants will substantially increase the overall valuation.

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the three- and six- months ended June 30, 2012 (in thousands):

	December 31, 2011	Warrant Exercises	Change in fair value	June 30, 2012
Derivative liability	$4,863	$(300)	$(3,404)	$1,159

	March 31, 2012	Warrant Exercises	Change in fair value	June 30, 2012
Derivative liability	$8,694	$(44)	$(7,491)	$1,159

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the three- and six- months ended June 30, 2011 (in thousands):

	December 31, 2010	Warrant Issuance	Change in fair value	June 30, 2011
Derivative liability	$-	$4,512	$700	$5,212

	March 31, 2011	Warrant Issuance	Change in fair value	June 30, 2011
Derivative liability	$-	$4,512	$700	$5,212

5 –Short-term Investments

As of June 30, 2012 and December 31, 2011, we held only short-term investments, consisting of investments with maturities of less than one year.  All short-term investments represent certificates of deposit which are expected to be redeemed in the next 12 months, and are classified as “held to maturity” and recorded at cost.

6 –Debt

MidCap Financial SBIC LP (MidCap)

In April 2012, we entered into a Loan and Security Agreement (LSA) with MidCap for initial gross proceeds of $8,000,000 and in June 2012, we entered into a First Amendment to the LSA.  Approximately $5,700,000 of the proceeds was used to pay off our then outstanding credit facility with Hercules Technology II, L.P. (HTGC).  In June 2012, we made a $1,200,000 prepayment, reducing the amount of debt outstanding to $6,800,000.

This loan accrues interest at 11.95% and has a term of 39 months, with interest-only payments for the first nine months.  In connection with this loan, we also issued to MidCap a detachable warrant to purchase 161,290 shares of our common stock, which expires on April 4, 2017 (see Note 9 for additional information on the warrant).  The following table summarizes our debt included in our unaudited condensed consolidated balance sheet as of June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012	Principal	Unamortized Discount
Current portion	$996	$31
Long-term portion	5,804	61
Total	$6,800	$92
December 31, 2011	Principal	Unamortized Discount
Current portion	$3,664	$122
Long-term portion	3,099	91
Total	$6,763	$213

We allocated the $8,000,000 of proceeds received to both the debt and the detachable warrant based on the relative fair value of the debt instrument without the warrant and the warrant itself.  The relative fair value at the time of issuance was $7,900,000 and $100,000 for the debt and warrant, respectively (See Note 9 for additional information on the fair value of the warrant).  The portion allocated to the warrant was recorded to additional paid-in capital, and the liability portion will be amortized to interest expense as a discount to the principal balance of the debt.  As of June 30, 2012, we had accrued interest of approximately $72,000.  There are no financial covenants associated with this debt.  As of June 30, 2012, we were in compliance with all nonfinancial covenants.  We incurred $166,000 in debt issue costs in connection with securing the LSA, which we recorded as a noncurrent asset and are amortizing over the life of the loan.

Hercules Technology II, L.P. (HTGC)

In April 2012, we used approximately $5,700,000 of the proceeds from the MidCap LSA to pay off our then outstanding obligation to HTGC, including all outstanding principal, unpaid interest, and prepayment penalties.  As a result of this extinguishment, we also incurred a loss of approximately $309,000, comprised of the remaining outstanding discount to the HTGC principal balance, unamortized debt costs related to the HTGC transaction, and the prepayment penalty. All warrants issued to HTGC remain outstanding and were unaltered as a result of this prepayment.

Fair Value

We estimate the fair value of the principal balance of our debt to be $6,821,000 and $6,774,000 as of June 30, 2012 and December 31, 2011, respectively.  We determined this value by discounting the remaining cash flows of our outstanding debt obligations as of June 30, 2012 and December 31, 2011 using an interest rate of 11.95%, which we estimate is our current rate of borrowing.  As the valuation of our debt includes significant, unobservable inputs, it is classified under Level 3 of the fair value hierarchy.  Significant decreases in interest rates will substantially decrease the overall valuation of our debt, while significant increases in interest rates will substantially increase the overall valuation.

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

Currently, the only outstanding warrants classified as derivative financial instruments are the Series D warrants, issued in connection with an equity financing that we closed in April, 2011.  Upon issuance of any warrant, we evaluate the terms of the warrant in connection with ASC 815, “Derivatives and Hedging.”  Our Series D warrants contain a provision whereby the exercise price may be reduced upon the occurrence of certain events within our control, such as the future issuance of common stock or rights to purchase common stock at a price below the current exercise price of the Series D warrants.  Accordingly, the Series D warrants are recorded as a derivative liability on our statement of financial position, with subsequent changes to fair value recorded through earnings at each reporting period in our statement of operations as other income (expense). As a noncash item, each subsequent change in fair value is reflected in our statement of cash flows as a noncash adjustment to net loss under operating activities.  Upon exercise of these warrants, the cash inflow will be recorded as a financing activity on our statement of cash flows.  As of June 30, 2012, Series D warrants to purchase 431,250 shares of our common stock have been exercised.

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

	Three-Months Ended June 30,		Six-Months Ended June 30,		Period from August 8, 2002 (Inception) to
	2012	2011	2012	2011	June 30, 2012
Research and development	$209	$247	$360	$459	$4,663
General and administrative	400	360	613	694	8,118
Total stock-based compensation expense	$609	$607	$973	$1,153	$12,781

During the six-months ended June 30, 2012, stock options to purchase 4,508,000 shares of common stock were awarded to employees and non-employee directors at a combined grant date fair value of approximately $3,038,000.  There have been no significant changes to the assumptions used to calculate fair value from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. As of June 30, 2012, there were approximately 21,439,000 shares of common stock issuable upon exercise of outstanding stock options and approximately 5,154,000 shares of common stock available for issuance of future equity compensation awards in connection with our equity compensation plans.  As of June 30, 2012 there was approximately $4,148,000 of total unrecognized compensation cost related to non-vested stock options, which will be amortized over the weighted average remaining service period.

9 – Stockholders’ Equity

Common Stock

We are authorized to issue up to 250,000,000 shares of common stock, with a par value of $0.001, of which 106,791,000 and 105,999,610 were issued and outstanding at June 30, 2012 and December 31, 2011, respectively.

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, with a par value of $0.001, of which no shares were issued and outstanding at both June 30, 2012 and December 31, 2011.

Warrants

As of June 30, 2012, we had the following warrants outstanding to purchase shares of our common stock (number of shares underlying warrants in thousands):

Warrant Series	Outstanding as of December 31, 2011	Exercise Price	Issued	Exercised	Outstanding as of June 30, 2012	Expiration Date
2007	2,489	$1.10		-	2,489	December 2012
Series A	22,285	$1.00		(359)	21,926	July 2013
Series B	6,368	$1.00		-	6,368	September 2013
Series C	6,417	$1.25		-	6,417	November 2014
HTGC	628	$1.16		-	628	March 2015
Series D	12,500	$0.80		(431)	12,069	April 2016
MidCap	-	$1.24	161	-	161	April 2017
Total	50,687		161	(790)	50,058

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

In April 2012, we issued to MidCap a warrant to purchase 161,296 shares of our common stock in connection with the signing of a LSA with MidCap (included in table above). The fair value of this warrant at the time of issuance was $101,000, which was estimated using the Black-Scholes-Merton formula with the following assumptions: no dividends; current stock price of $1.16, strike price of $1.24, risk-free interest rate of 1.01%; estimated life of five years and volatility of 66.54%. This warrant expires on April 4, 2017. As discussed in Note 6, this value was used to determine the relative fair value of the warrants of $100,000, which was recorded to Additional Paid-In Capital.

Equity Line

We had an Investment Agreement (Investment Agreement) with Dutchess Opportunity Fund, II, L.P. (formerly known as Dutchess Equity Fund, L.P.) (Dutchess), pursuant to which Dutchess committed to purchase up to $10,000,000 (but not to exceed 12,000,000 shares) of the Company’s common stock, subject to the terms and conditions of the Investment Agreement.  As of June 30, 2012, we have not issued any shares pursuant to this Investment Agreement.  This Investment Agreement expired in July 2012.

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

Forward-looking statements reflect only our current expectations. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith as of the date of such statement and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished. Our actual results, performance or achievements could differ materially from those expressed in or inferred from the forward-looking statements due to a number of uncertainties, many of which are unforeseen, including:

➢	the results of our preclinical and clinical trials, including regulatory approvals necessary for advancement and continuation of our development programs;
➢	our ability to attract patients to participate in and third party providers to administer our clinical studies;
➢	our need for, and the availability of, substantial capital in the future to fund our operations and planned clinical trials;
➢	the conditions in the capital markets and the biopharmaceutical industry that may make raising capital or entering into strategic arrangements difficult and expensive;
➢	changes to the regulations or guidance to which we and our product candidates are subject, both in the United States and internationally;
➢	the timing of our product development and evaluation;
➢	the timing and magnitude of expenditures we may incur in connection with our ongoing research and development activities;
➢	the outcome of pending or future legal proceedings, claims, lawsuits or investigations;
➢	our reliance on third party manufacturers and suppliers to produce our compounds in the quantities and quality needed for our clinical trials;
➢	the size of the market opportunity for our product candidates;
➢	the ability of our product candidates to successfully compete against existing and new products made by our competitors;
➢	the success, timing and financial consequences of our formation of new business relationships and alliances; and
➢	the timing and volume of sales of products for which we may obtain marketing approval.

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

General

We are a clinical stage biotechnology company focused on developing small-molecule drugs for the treatment of serious acute care conditions. Using our proprietary drug discovery platform, we have internally created a pipeline of first-in-class anti-infective agents, as well as other product candidates. Since 2002, we have been a development stage enterprise, and accordingly, our operations have been directed primarily toward conducting research and development activities, including pre-clinical testing and human clinical trials of our product candidates, and developing business strategies, raising capital, and recruiting personnel to support these operations.

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through June 30, 2012 was approximately $92,206,000, and we expect to continue to incur substantial losses in future periods. None of our product candidates has received regulatory approval for commercial sale and our product candidates may never be commercialized. In addition, all of our product candidates are in the early stages of development and several programs are on hold pending additional financing. Our development programs require a significant amount of cash to support the development of product candidates. The progress and results of our current and any future clinical trials or future pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected.

We are highly dependent on the success of our research and development efforts and, ultimately, upon regulatory approval and market acceptance of our products under development.  Our short and long-term capital requirements depend upon a variety of factors, including the timing and results of our clinical trials, our ability to enter into, and realize the benefits from, strategic partnerships, regulatory and market acceptance of our product candidates, and various other factors, such as overall and sector-specific market conditions. Under our current operating plan, which includes a planned Phase 2B study for brilacidin, we believe that our current cash and investment balances as of the date of this report will not be sufficient to fund our operations for the next 12 months.  We plan to seek additional funds through equity or debt financings, strategic alliances, or other sources.  However, we may not be able to obtain additional funding on favorable terms, if at all.  If we are unable to secure adequate additional funding, we may delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding.  As a result, our business, operating results, financial condition and cash flows may be materially and adversely affected.  Our ability to advance the clinical development of our drug candidates and ultimately seek regulatory approval depends upon our ability to meet the regulatory requirements and adhere to the guidance of the United States Food and Drug Administration (FDA) and other regulatory authorities on an ongoing basis, which may develop and change over time and are subject to interpretation by such regulatory authorities. Any changes in regulatory requirements or guidance may have significant impacts on the timing and cost of clinical trials, and our ability to complete such trials, if at all.

Brilacidin

The intravenous formulation of our lead product candidate, brilacidin (formerly PMX-30063), is an antibiotic intended for the treatment of acute bacterial skin and skin structure infections (ABSSSI) caused by either drug-sensitive or drug-resistant strains of Staphylococcus aureus bacteria. In the future, we intend to expand its development to potentially include other infections, bacterial strains, routes of administration, and indications, including an oral topical formulation for the treatment of cancer oral mucositis.

ABSSSI

In April 2012, we completed and announced positive results from a Phase 2A clinical trial with brilacidin.  This randomized, blinded, active-controlled, multinational Phase 2A clinical trial was conducted at multiple sites in Canada, Russia and Ukraine.  The study objectives were to evaluate the safety and efficacy of brilacidin as treatment for ABSSSI caused by Staphylococcus aureus, including methicillin-resistant Staphylococcus aureus (MRSA).  The study objectives were met, with all evaluated doses of brilacidin demonstrating similar clinical response rates to those of the active control, daptomycin.  The study was conducted in accordance with FDAs most recent ABSSSI guidelines and is intended to support regulatory approval in the United States.  As expected, and consistent with previous clinical studies, patients receiving brilacidin commonly reported sensations of numbness and tingling that were generally characterized as mild and resolved following treatment. No patient stopped treatment as a result of these sensations. Other treatment-related adverse events included hypertension, injection site pain, nausea, vomiting, vertigo, and pyrexia. There was one treatment-related serious adverse event that was at least possibly drug-related reported in each brilacidin study arm. Treatment-related serious adverse events included an instance of hypertension in the medium and high dose regimens, which discontinued therapy, and an instance of increased platelets in the low dose regimen.

Provided we have adequate financing in place and receive positive feedback from FDA, a Phase 2B study is expected to commence during the second half of 2012, with results expected in the first half of 2013.  We expect that the direct development costs to conduct this Phase 2B clinical study for brilacidin will be in the range of $4 million to $7 million.  If we have regulatory clearance to proceed with the Phase 2B study, but do not have adequate cash resources to fund the study as planned, we may scale back or delay starting the Phase 2B study until adequate additional cash resources are secured. We will incur substantial costs and need to conduct additional studies beyond the planned Phase 2B clinical trial in order to file a New Drug Application (NDA) for brilacidin.  The nature, design, size and cost of further studies will depend in large part on the outcome of preceding studies and discussions with regulators.

In our Phase 2B study, we presently plan to study shorter dosing regimens of brilacidin.  Based on analysis of data, we believe brilacidin may be safe and effective as a single dose.  We presently plan to study single dose regimen in the Phase 2B study.  In addition, we also presently plan to study a regimen delivering 0.4 mg/kg once daily for three days.  We are conducting pharmacokinetic and pharmacodynamics analyses to determine final dosing regimens for the next clinical study.  The final results may change our present plans for dosing in the Phase 2B study.

Oral Mucositis

In animal models of oral mucositis, an oral rinse containing brilacidin was shown to reduce the occurrence of severe ulcerative oral mucositis by more than 90% compared to placebo.  Brilacidin and related compounds have shown antibacterial, anti-biofilm and anti-inflammatory properties.  It is believed that the combination of these attributes contribute to the efficacy of brilacidin in these animal models.

We are currently conducting enabling work to file an investigational new drug application (IND) with FDA for this indication. Depending on the outcome of discussions with regulators and with adequate additional funding, a clinical trial in cancer patients may commence during the first half of 2013.

Delparantag

Delparantag (formerly PMX-60056) is a synthetic, small-molecule intended to reverse the effects of the commonly used anticoagulants unfractionated heparin (UFH), and its derivatives, low molecular weight heparins (LMWH), to help manage the balance of antithrombosis and anticoagulation and reduce the incidence of bleeding in certain interventional cardiology procedures, such as Percutaneous Coronary Intervention (PCI) and Coronary Arterial Bypass Grafting (CABG), and other situations where UFH and LMWH are used and bleeding may occur.

In May 2012, we announced that we had stopped enrollment in two clinical trials for delparantag: a Phase 2 clinical trial for reversing the anticoagulant activity of UFH in patients undergoing PCI procedures, and a Phase 1B/2 clinical trial for reversing the anticoagulant activity of the LMWH enoxaparin in healthy volunteers.  While delparantag showed activity in neutralizing both UFH and the LMWH enoxaparin in these clinical trials, we decided to stop enrollment in both trials due to observations of reductions in blood pressure in some patients.  We believe these side effects may be addressed by administration of delparantag in a larger volume and/or over a longer infusion time. Because of our limited financial resources and current capital market conditions, we made the strategic decision not to incur additional expenses relating to the delparantag program, but instead seek a strategic partner to resume development.  This strategic approach enables us to direct our development efforts and resources on brilacidin and our core strategic antimicrobial focus.  We believe delparantag continues to have potential for development as an anticoagulant reversing agent.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of the changes in our results of operations from the three- and six-months ended June 30, 2012 and 2011, and in our financial condition as of June 30, 2012 and December 31, 2011.

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

Results of Operations

Grant and contract revenues were $499,000 and $1,104,000 for the three- and six-month periods ended June 30, 2012, respectively, compared to $334,000 and $1,133,000 for the three- and six-month periods ended June 30, 2011.  Over all periods, we had the same four research grants and contracts outstanding.  The increase in the quarter-to-date revenue is attributable to the timing of certain subcontract costs under our existing research grants and contracts.  Year-to-date revenue remained flat.

Research and development expenses were $3,441,000 and $8,005,000 for the three- and six-month periods ended June 30, 2012, respectively, compared to $2,674,000 and $5,317,000 for the three- and six-month periods ended June 30, 2011, respectively.  The quarter-to-date increase is due primarily to increases in drug development costs for brilacidin in relation to the completion of a Phase 2A trial that was ongoing during the second quarter of 2012, and preparation for a planned Phase 2B trial to commence in the second half of 2012.  The year-to-date increase is related primarily to clinical trials that had not been fully underway during the first quarter of 2011, but which were completed during or were ongoing throughout the first half of 2012.

Our research and development expenses include $1,242,000, and $3,316,000 of direct research and development costs for brilacidin for the three- and six-month periods ended June 30, 2012, respectively, $656,000 and $4,643,000 for the three- and six-month periods ended June 30, 2011, respectively, $24,416,000 for the period from August 8, 2002 (Inception) to June 30, 2012.  While we do not specifically track indirect costs and general and administrative expenses by product candidate, most of these costs and expenses have been incurred in support of this lead product candidate.

General and administrative expenses were $1,955,000 and $3,832,000 for the three- and six-month periods ended June 30, 2012, respectively, compared to $1,900,000 and $3,387,000 for the three- and six-month periods ended June 30, 2011, respectively.  General and administrative expenses remained relatively flat in both periods.

Interest income was $13,000 and $28,000 for the three- and six-month periods ended June 30, 2012, respectively, compared to $26,000 and $44,000 for the three- and six-month periods ended June 30, 2011, respectively, and fluctuated consistently with decreasing cash balances.

Interest expense was $238,000 and $462,000 for the three- and six-month periods ended June 30, 2012, respectively, compared to $302,000 and $625,000 for the three- and six-month periods ended June 30, 2011, respectively.  This decrease in both periods is due to decreased outstanding debt and interest rates.

Gain (Loss) on derivative instruments was $7,491,000 and $3,404,000 for the three- and six-month periods ended June 30, 2012, respectively, compared to ($700,000) for both the three- and six-month periods ended June 30, 2011, respectively.  In connection with our Series D warrants classified as a derivative liability, the warrants are adjusted for changes in fair value at each reporting period, and such changes are recorded through earnings.  Due to decreases in our stock price in both periods, the fair value decreased resulting in a non-cash gain and decrease in the derivative liability.

Loss on extinguishment of debt was $309,000 for the three- and six-month periods ended June 30, 2012 compared to $0 for the three and six-month periods ended June 30, 2011.  In April 2012, we paid off our then outstanding credit facility with Hercules Technology II, L.P. (HTGC) with proceeds from a new debt facility with MidCap Financial SBIC, L.P. (MidCap). This amount represents the losses incurred in connection with the extinguishment of the original credit facility.

Historical Cash Flows

Operating Activities. Cash used in operating activities was $9,654,000 and $8,105,000 for the six-month periods ended June 30, 2012 and 2011, respectively.  This increase was driven primarily by an increase in our operational cash outflows related to our completed and ongoing clinical trials.

Investing Activities. Cash used in investing activities primarily represents cash paid for the purchase of capital assets and investments offset by the proceeds from the maturity and sale of such assets and investments.  During the six-month periods ended June 30, 2012 and 2011, we paid $15,000 and $8,000, respectively, for the purchase of lab equipment.

Financing Activities. To date, we have financed our operating and investing activities primarily from the proceeds from the sale of equity securities and issuance of debt. During the six-month period ended June 30, 2012, we paid down approximately $7,963,000 in principal on our long-term debt, and received proceeds of approximately $7,919,000 from a new credit facility.  We also received proceeds of approximately $704,000 from the exercise of outstanding warrants.  During the six-month period ended June 30, 2011, we paid down approximately $1,570,000 in principal on our long-term debt, and received approximately $18,617,000 in proceeds associated with our April 2011 equity financing.

Financial Condition, Liquidity and Capital Resources

In April 2012, we entered into a loan and security agreement with MidCap for initial gross proceeds of $8,000,000.  Approximately $5,700,000 of the proceeds was used to pay off our credit facility with HTGC.  In June 2012, we entered into a first amendment to the loan and security agreement with MidCap and repaid $1,200,000 in principal, reducing our outstanding principal balance to $6,800,000.  In April 2011, we completed an underwritten registered offering for gross proceeds of $20,000,000.  Proceeds from these financing activities have been used to fund our clinical development of brilacidin and delparantag, and will be used to fund our continued clinical development of brilacidin, and for general corporate purposes.  Under our current operating plan, which includes a planned Phase 2B study for brilacidin, we believe that our current cash and investment balances as of the date of this report will not be sufficient to fund our operations for the next 12 months.  We may seek additional funds through equity or debt financings, among other sources, or through government grants and contracts. However, we may not be able to obtain additional funding on favorable terms, if at all. If we are unable to secure adequate additional funding in the future, we may delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business may be materially and adversely affected.

As of June 30, 2012 and December 31, 2011, we had cash and investment balances of approximately $12,345,000 and $21,354,000, respectively, and total liabilities of approximately $13,808,000 and $17,267,000, respectively.  The decrease in our cash and investment balances from December 31, 2011 to June 30, 2012 was primarily attributable to payment of costs related to our completed Phase 2A clinical trial for brilacidin and costs in preparation of our Phase 2B clinical trial for brilacidin which is planned to commence later this year. The decrease in our total liabilities was primarily attributable to the non-cash mark-to-market adjustment on our Series D warrants classified as a derivative liability.

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

Interest Rates

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

Our long-term debt no longer carries a variable interest rate.  Accordingly, we do not believe that we have a material exposure to interest rate risk related to our long-term debt.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 2, 2012, a putative class action was filed against us, and our chief executive officer, chief financial officer, and a former officer.  The action was filed in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of our investors who purchased our publicly traded securities between March 7, 2011 and May 10, 2012.  The complaint in this action generally alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act in connection with various public statements made by us.  We believe these allegations to be without merit and intend to vigorously defend this action.  The potential impact of this action, which seeks unspecified damages, attorneys’ fees and expenses, is uncertain.

Item 1A. Risk Factors

Risks Related to Our Business

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future.

We are a development stage company with a limited operating history.  As of June 30, 2012, we had an accumulated deficit of approximately $92,206,000.  We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the foreseeable future.  These losses, among other things, have had and will continue to have an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.

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

Under our current operating plan, which includes a planned Phase 2B study for brilacidin, we believe that our current cash and investment balances as of the date of this report will not be sufficient to fund our operations for the next 12 months.  We plan to seek additional funds through equity or debt financings, strategic alliances, or other sources.  However, we may not be able to obtain additional funding on favorable terms, if at all.  If we are unable to secure adequate additional funding, we may delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding.  As a result, our business, operating results, financial condition and cash flows may be materially and adversely affected.

We expect that the direct development costs to conduct a Phase 2B clinical study for brilacidin will be in the range of $4 million to $7 million.  We will incur substantial costs beyond the present and planned Phase 2 trials in order to file a New Drug Application (NDA) for brilacidin.  The nature, design, size and cost of further studies will depend in large part on the outcome of preceding studies and discussions with regulators.

Our future capital requirements will depend on many factors, including:

➢	the timing and success of our clinical trials for brilacidin;

➢	continued progress of and increased spending related to our research and development activities, including our plan to hire additional research and development employees;

➢	the conditions in the capital markets and the biopharmaceutical industry that make raising capital or entering into strategic arrangements difficult and expensive;

➢	progress with preclinical experiments and clinical trials, including regulatory approvals necessary for advancement and continuation of our development programs;

➢
changes in regulatory requirements and guidance of the FDA and other regulatory authorities, which may require additional clinical trials to evaluate safety and/or efficacy, and thus have significant impacts on our timelines, cost projections, and financial requirements;

➢	ongoing general and administrative expenses related to our being a reporting company;

➢	the cost, timing, and results of regulatory reviews and approvals;

➢	the costs of pending or future legal proceedings, claims, lawsuits and investigations;

➢	the success, timing, and financial consequences of any future collaborative, licensing and other arrangements that we may establish;

➢	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

➢	the costs of commercializing any of our other product candidates;

➢	technological and market developments;

➢	the cost of manufacturing development; and

➢	timing and volume of sales of products for which we obtain marketing approval.

These factors could result in variations from our projected operating and liquidity requirements.  Additional funds may not be available when needed, or, if available, we may not be able to obtain such funds on terms acceptable to us.  If adequate funds are unavailable, we may be required, among other things, to:

➢	delay, reduce the scope of or eliminate one or more of our research or development programs;

➢	license rights to technologies, product candidates or products at an earlier stage than otherwise would be desirable or on terms that are less favorable to us than might otherwise be available;

➢	obtain funds through arrangements that may require us to relinquish rights to product candidates or products that we would otherwise seek to develop or commercialize by ourselves; or

➢	cease operations.

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

We have $6,800,000 outstanding on our credit facility with MidCap and a $1,000,000 letter of credit agreement to secure our payment obligations under our facility operating lease. We may renew or extend these credit facilities or establish similar credit facilities in the future. Under our current operating plan, which includes a planned Phase 2B study for brilacidin, we believe that our current cash and investment balances as of the date of this report will not be sufficient to fund our operations for the next 12 months.  If we do not make required payments to our secured creditors or otherwise experience an event of default, our secured creditors may exercise all remedies available to them under the applicable credit agreements and applicable law, including acceleration of our obligations to them and the collection and liquidation of the collateral. While we have not pledged our intellectual property as collateral, we have pledged the rights to any payments and proceeds from the sale, licensing or disposition of all or any part of our intellectual property.

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

The FDA has been actively working to revise certain of its guidance and in August 2010 issued draft guidance for clinical trial conduct, evaluation, clinical endpoints, and requirements for regulatory approval for antibiotic product candidates intended for use in acute bacterial infections, including acute bacterial skin and skin structure infections (ABSSSI), which has been the intended first clinical indication for brilacidin.  Based on the potential impacts of revised final FDA guidance, there may be delays in the conduct of clinical trials in the United States.  Furthermore, there has not been a new product candidate for heparin reversal considered by the FDA in recent years, and there has never to date been a product candidate for reversal of LMWH considered by the FDA.  The FDA and/or other foreign regulatory authorities may in the future request clinical trial parameters that result in clinical trials that are too expensive or too difficult to demonstrate pharmacoeconomic and therapeutic benefits compared to current therapy. As a result, our present plans for clinical development, including the cost and timing for development of our product candidates, may ultimately be substantially different than our present expectations, and there is no way of predicting what impacts on our timelines, cost projections, and clinical trials requirements may result from these changes in policy, requirements, standards, and guidance of the FDA and other regulatory authorities.

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

We are highly dependent on our executive officers and other key management and technical personnel, including Nicholas Landekic, Daniel M. Jorgensen, MD, MPH, Richard Scott, Ph.D., and Edward Smith.  The loss of any of them could have a material adverse effect on our future operations.  We do not maintain “key person” life insurance policies on any of our personnel.

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

We may be susceptible to product liability lawsuits from events arising out of the use of product candidates in clinical studies.  If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any products or product candidates.  Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products.  We may not be able to avoid product liability claims. Product liability insurance for the pharmaceutical and biotechnology industries is generally expensive, if available at all.  If we are unable to protect against potential product liability claims, we may be unable to commercialize our product candidates.  A successful product liability claim brought against us in excess of our insurance coverage may cause us to incur substantial liabilities and, as a result, our business may be negatively impacted or fail.

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

We may acquire and/or license additional product candidates and/or technologies in the future.  Any product candidate or technology we license or acquire will likely require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities, if any.  All product candidates are prone to risks of failure inherent in biotechnology product development, including the possibility that the product candidate or product developed based on licensed technology will not be shown to be sufficiently safe and effective for approval by regulatory authorities.  In addition, we cannot assure you that any product candidate that we develop based on acquired or licensed technology that is granted regulatory approval will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace.  Moreover, integrating any newly acquired product could be expensive and time-consuming.  If we cannot effectively manage these aspects of our business strategy, our business may be negatively impacted or fail.

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

In April 2011 and 2012, we obtained additional debt and equity financing to fund the continued clinical development of our lead drug candidate, brilacidin. As a result, we have begun to expand our operations, including hiring of additional personnel. However, we may not be able to effectively grow and expand our business. Successful implementation of our business plan will require management of growth, which will result in an increase in the level of responsibility for management personnel. To manage growth effectively, we will be required to continue to implement and improve our operating and financial systems and controls to expand, train and manage our employee base. The management, systems and controls in place or to be implemented may not be adequate for such growth, and the steps taken to hire personnel and to improve such systems and controls might not be sufficient. If we are unable to manage our growth effectively, it will have a material adverse effect on our business, results of operations and financial condition.

Our executive officers and directors have the ability to significantly influence matters submitted to our stockholders for approval.

As of June 30, 2012, our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 13% of our common stock.  Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination.  On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share.  If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these individuals, if they chose to act together, would have significant influence on the election of directors, and other matters submitted to stockholder vote, including any approval of any merger, consolidation or sale of all or substantially all of our assets.  This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

The FDA has been actively working to revise certain of its guidance and in August 2010 issued draft guidance for clinical trial conduct, evaluation, clinical endpoints, and requirements for regulatory approval for antibiotic product candidates intended for use in acute bacterial infections, including skin and skin structure infections (ABSSSI), which has been the intended first clinical indication for brilacidin.  Based on the potential impacts of revised final FDA guidance, there may be delays in the conduct of clinical trials in the United States. Furthermore, there has not been a new product candidate for heparin reversal considered by the FDA in recent years, and there has never to date been a product candidate for reversal of LMWH considered by the FDA.  The FDA and/or other foreign regulatory authorities may in the future request clinical trial parameters that result in clinical trials that are too expensive or too difficult to demonstrate pharmacoeconomic and therapeutic benefits compared to current therapy.  As a result, our present plans for clinical development, including the cost and timing for development of our product candidates, may ultimately be substantially different than our present expectations, and there is no way of predicting what impacts on our timelines, cost projections, and clinical trials requirements may result from these changes in policy, requirements, standards, and guidance of the FDA and other regulatory authorities.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively the “Act”) enacted sweeping health care reforms in March 2010, with staggered effective dates from 2010 through 2018, and many provisions in the Act require the issuance of additional guidance from the U.S. Department of Labor, the Internal Revenue Service, the U.S. Department of Health & Human Services, and the states.  This reform includes, but is not limited to: the implementation of a small business tax credit; required changes in the design of our healthcare policy including providing insurance coverage to part-time workers working thirty or more hours per week; “grandfathering” provisions for existing policies; state insurance exchanges; “pay or play” requirements; and a “Cadillac plan” excise tax.  We are currently unable to determine the long-term impact of such legislation on our business. Since many provisions of the Act do not become operative until future years, we do not expect the Act to have a material adverse impact on our results of operations in 2012.  However, health care reform as mandated and implemented under the Act and any future federal or state mandated health care reform could materially and adversely affect our financial position and results of operations by increasing our costs, hindering our ability to effectively match our cost of providing health insurance with our pricing and impeding our ability to attract and retain customers as well as potentially changing our business model or causing us to lose certain current competitive advantages.

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
     •   the outcome of pending or future legal proceedings, claims, lawsuits, or investigations;
     •   changes in key personnel at our company;
     •   developments concerning proprietary rights, including patents and litigation matters;
     •   public perception relating to the commercial value or safety of any of our product candidates;
     •   future sales of our securities;
     •   future issuance of our securities causing dilution;
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

If our stock price remains low or declines further our ability to raise further working capital and our ability to continue operations could be adversely impacted.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital.  Because a significant portion of our operations has been and will continue to be financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations.  Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plans and operations, including our ability to develop our product candidates and continue our current operations.  If our stock price remains low or declines further, it may be more difficult or impossible to raise additional capital.  If we are unable to raise sufficient capital in the future, and we are unable to generate funds from operations sufficient to meet our obligations, we will not be able to have the resources to continue our normal operations.

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

At our 2012 annual meeting of stockholders, our stockholders approved a proposal that will allow us to undergo a reverse stock split at any time prior to the 2013 annual meeting of stockholders.  The reverse stock split will be effected, if at all, by an amendment to our certificate of incorporation to combine outstanding shares of our common stock into a lesser number of outstanding shares by a ratio between 2:1 and 6:1, inclusive, with the exact ratio to be set by our board of directors in its sole discretion.  One of the intended purposes of undergoing a reverse stock split would be to increase the per share market price of our common stock, in order to enhance our ability to meet the initial listing requirements of The Nasdaq Stock Market LLC or other national securities exchange.  After the completion of any reverse stock split, however, the per share market price of our common stock may not increase as much as planned, and the post-split market price of our common stock may be less than the pre-split price multiplied by the split ratio. In addition, a reduction in the shares available in the public float may impair the liquidity in the market for our common stock which may reduce the value of our common stock.  Further, even if we undergo a reverse stock split, we may not obtain approval for the listing of our common stock on The Nasdaq Stock Market LLC or other national securities exchange.

If we issue additional shares in the future, it will likely result in the dilution of our existing stockholders.

Our certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock with a $0.001 par value and up to 10,000,000 preferred shares with a par value of $0.001, of which approximately 107,000,000 common shares were issued and outstanding as of June 30, 2012. We may need to increase our authorized share count in order to issue additional shares of common stock in the future.  In addition, if we effect a reverse stock split, the number of authorized unissued shares of our common stock will increase.  From time to time we also will increase the number of shares available for issuance in connection with our equity compensation plans and we may issue awards to our employees outside the terms of our stock plans. As of June 30, 2012 we had approximately 5,154,000 additional shares of common stock reserved for future issuance under our stock plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more products or businesses in the future.

Moreover, in the past, we issued warrants and options to acquire shares of common stock. As of June 30, 2012, we had warrants and options to purchase approximately 71,497,000 shares of our common stock outstanding.

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

Item 5.  Other Information

On August 6, 2012, PolyMedix entered into a letter agreement (the “Letter Agreement”) with Bozena Korczak, pursuant to which Ms. Korczak became the Vice President, Development of PolyMedix, and ceased serving as PolyMedix’s Vice President, Drug Development.  The Letter Agreement amends and restates, and supersedes, in all respects, the Employment Agreement, dated November 5, 2007, between PolyMedix and Ms. Korczak.  Under the terms of the Letter Agreement, the term of Ms. Korczak’s new position is six months, through January 31, 2013; thereafter, her employment may continue at will and upon the mutual agreement of PolyMedix and Ms. Korczak.  If Ms. Korczak is terminated prior to January 31, 2013 for any reason other than “Cause” (as defined in the Letter Agreement), she will receive compensation through that date.  In addition, under the terms of the Letter Agreement, Ms. Korczak’s annual base salary will remain at $310,000, her stock options will continue to vest in accordance with previously issued stock option agreements, and she will be eligible for a cash bonus, to be awarded in PolyMedix’s sole discretion.  Ms. Korczak will also be provided such other benefits as are generally made available to employees of PolyMedix.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

Exhibit 10.1
Loan and Security Agreement dated April 5, 2012 by and among PolyMedix, Inc., PolyMedix Pharmaceuticals, Inc., MidCap Financial SBIC, LP, as administrative agent, and the lenders listed thereto from time to time (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on April 10, 2012).

Exhibit 10.2
First Amendment to Loan and Security Agreement, dated as of June 11, 2012, by and among MidCap Financial SBIC, LP, as administrative agent and lender, PolyMedix, Inc., and PolyMedix Pharmaceuticals, Inc. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on June 12, 2012).

Exhibit 10.3	Warrant to Purchase Common Stock dated April 5, 2012 (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on April 10, 2012).

Exhibit 10.4	Registration Rights Agreement dated April 5, 2012 by and between PolyMedix, Inc. and MidCap Financial SBIC, LP (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on April 10, 2012).

Exhibit 10.5	Letter Agreement, dated August 6, 2012, between PolyMedix, Inc., and Bozena Korczak. *+

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 101
                            The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

* Filed herewith.
+ Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PolyMedix, Inc.

August 9, 2012	By: /s/ Nicholas Landekic
Date	Nicholas Landekic
President & Chief Executive Officer (Principal Executive Officer)

August 9, 2012	By: /s/ Edward F. Smith
Date	Edward F. Smith
Vice President, Finance & Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit No.	Description of Exhibit

Exhibit 10.1
Loan and Security Agreement dated April 5, 2012 by and among PolyMedix, Inc., PolyMedix Pharmaceuticals, Inc., MidCap Financial SBIC, LP, as administrative agent, and the lenders listed thereto from time to time (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on April 10, 2012).

Exhibit 10.2
First Amendment to Loan and Security Agreement, dated as of June 11, 2012, by and among MidCap Financial SBIC, LP, as administrative agent and lender, PolyMedix, Inc., and PolyMedix Pharmaceuticals, Inc. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on June 12, 2012).

Exhibit 10.3	Warrant to Purchase Common Stock dated April 5, 2012 (incorporated by reference from Exhibit 10.2 to the Form 8-K filed on April 10, 2012).

Exhibit 10.4	Registration Rights Agreement dated April 5, 2012 by and between PolyMedix, Inc. and MidCap Financial SBIC, LP (incorporated by reference from Exhibit 10.3 to the Form 8-K filed on April 10, 2012).

Exhibit 10.5	Letter Agreement, dated August 6, 2012, between PolyMedix, Inc., and Bozena Korczak. *+

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 101
                            The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the Condensed Consolidated Financial Statements.

* Filed herewith.
+ Management contract or compensatory arrangement.