Form 10-Q
period 2012-09-30
POLYMEDIX, INC
filed 2012-11-09
CIK 1341843

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 9, 2012 the issuer had 106,791,339 shares of issued and outstanding common stock, par value $0.001 per share.

POLYMEDIX, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)	Page

CONDENSED CONSOLIDATED BALANCE SHEETS – as of September 30, 2012 and December 31, 2011	2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – for the Three- and Nine-Months Ended September 30, 2012 and 2011 and for the Period from August 8, 2002 (Inception) to September 30, 2012	3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – for the Nine-Months Ended September 30, 2012 and 2011 and for the Period from August 8, 2002 (Inception) to September 30, 2012	4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
POLYMEDIX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$5,883	$19,704
Prepaid expenses and other current assets	70	129
Grant and contract receivable	409	543
Short-term investments	1,250	1,650
Total current assets	7,612	22,026

Property and Equipment:
Computers	729	799
Office furniture and lab equipment	749	734
Accumulated depreciation	(1,122)	(943)
Total property and equipment	356	590

Long-term assets - other	141	35

TOTAL ASSETS	$8,109	$22,651

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,877	$3,033
Accrued expenses	1,292	1,955
Current portion of long-term debt	1,584	3,542
Total current liabilities	5,753	8,530

Long-term debt, less current portion	5,132	3,008
Deferred rent	801	866
Derivative liability	797	4,863
Total liabilities	12,483	17,267

Commitments and contingencies

Stockholders' Equity:
Preferred Stock ($0.001 par value; 10,000 shares authorized; 0 issued and outstanding at September 30, 2012 and December 31, 2011)	-	-
Common Stock ($0.001 par value; 250,000 shares authorized; 106,791 and 106,000 issued and outstanding at September 30, 2012 and December 31, 2011)	107	106
Additional paid-in capital	92,106	89,412
Deficit accumulated during the development stage	(96,587)	(84,134)
Total stockholders' equity	(4,374)	5,384

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,109	$22,651

 The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three-Months Ended September 30,		Nine-Months Ended September 30,		For the period August 8, 2002 (Inception) to September 30,
	2012	2011	2012	2011	2012
Revenues:
Grant and research revenues	$506	$387	$1,610	$1,521	$10,772
Total revenues	506	387	1,610	1,521	10,772

Operating Expenses:
Research and development	3,177	3,608	11,182	8,926	67,873
General and administrative	1,864	1,926	5,696	5,313	41,492
Total operating expenses	5,041	5,534	16,878	14,239	109,365

Other Income and Expenses:
Interest income	7	21	35	64	1,820
Interest expense	(215)	(279)	(677)	(905)	(2,921)
Gain on derivative instrument	362	1,263	3,766	563	3,416
Loss on extinguishment of debt	-	-	(309)	-	(309)
Total other income (expense)	154	1,005	2,815	(278)	2,006

Net loss	$(4,381)	$(4,142)	$(12,453)	$(12,996)	$(96,587)

Beneficial conversion feature on Series 2008 preferred stock, conversion inducement and dividends on Series 1 preferred stock	-	-	-	-	(11,118)

Net loss attributable to common stockholders	$(4,381)	$(4,142)	$(12,453)	$(12,996)	$(107,705)

Net loss per common share - basic and diluted	$(0.04)	$(0.04)	$(0.12)	$(0.13)

Weighted average common shares outstanding - basic and diluted	106,790	106,000	106,559	96,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

PolyMedix, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
Nine-Months Ended September 30, 2012, and 2011
Period From August 8, 2002 (Inception) Through September 30, 2012
(unaudited) (in thousands)

	Nine-Months Ended September 30,		For the period August 8, 2002 (Inception) to
	2012	2011	September 30, 2012
Cash Flows from Operating Activities:
Net loss	$(12,453)	$(12,996)	$(96,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	196	188	1,373
Amortization	37	36	119
Accretion of discount on investment securities	-	-	(461)
Stock-based compensation	1,592	1,683	13,400
Non-cash interest expense	46	91	259
Non-cash interest income	(1)	(12)	(23)
Gain on derivative instrument	(3,766)	(563)	(3,416)
Non-cash loss on extinguishment of debt	253	-	253
(Increase) decrease in prepaid expenses and other current assets	147	(505)	(455)
Increase (decrease) in accounts payable, accrued expenses and deferred rent	(884)	289	4,955
Loss on disposal of fixed assets	18	-	41
Net cash used in operating activities	(14,815)	(11,789)	(80,542)

Cash Flows from Investing Activities:
Cash paid for property and equipment	(15)	(183)	(1,461)
Proceeds from sale of property and equipment	34	-	34
Purchases of investments	(1,250)	-	(40,739)
Proceeds from maturities of investments	1,650	-	39,951
Net cash provided by (used in) investing activities	419	(183)	(2,215)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, net of financing costs	-	18,451	80,898
Proceeds from warrant and stock option exercises	704	-	1,602
Principal payments on capital lease obligations	-	-	(331)
Proceeds from issuance of debt, net of issue costs	7,834	(2)	17,671
Principal payments on debt obligations	(7,963)	(2,389)	(11,200)
Net cash provided by financing activities	575	16,060	88,640

Net increase (decrease) in cash and cash equivalents	(13,821)	4,088	5,883

Cash and cash equivalents - beginning of period	19,704	19,171	-

Cash and cash equivalents - end of period	$5,883	$23,259	$5,883

Cash Paid for Interest	$636	$841	$2,595

Non-Cash Financing Activities:
Warrants issued to creditor and placement agents	$100	$-	$3,159
Series D warrant issuance	$-	$4,513	$4,513

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

1 – Organization, Business Activities, and Basis of Presentation

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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business.

We have incurred operating losses since inception, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through September 30, 2012 was approximately $96,587,000, and we expect to continue to incur substantial losses in future periods. None of our product candidates has received regulatory approval for commercial sale and our product candidates may never be commercialized. In addition, all of our product candidates are in the early stages of development and several programs are on hold pending additional financing. Our development programs require a significant amount of cash to support the development of product candidates. The progress and results of our future clinical trials or future pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. Our short and long-term capital requirements depend upon a variety of factors, including the timing and results of our clinical trials, our ability to enter into, and realize the benefits from, strategic partnerships, regulatory and market acceptance of our product candidates, and various other factors, such as overall and sector-specific market conditions. We believe that our cash and investment balances as of the date of this report will not be sufficient to fund our operations for the next 12 months.  Accordingly, we do not plan to commence our planned brilacidin (formerly PMX-30063) clinical trials, including the planned Phase 2B dose optimization study for treating patients with acute bacterial skin and skin structure infections (ABSSSI) and Phase 2 oral topical formulation for treating patients with cancer oral mucositis until we secure adequate additional funding.  We plan to seek additional funds through equity or debt financings, strategic alliances, or other sources.  However, we may not be able to obtain additional funding on favorable terms, if at all.  If we are unable to secure adequate additional funding, we will continue to delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding.  As a result, our business, operating results, financial condition and cash flows may be materially and adversely affected.  These circumstances raise substantial doubt regarding the Company’s ability to continue as a going concern for a reasonable period of time. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

In April 2011, we closed an equity financing for gross proceeds of $20,000,000, and in April 2012, we closed a debt financing for gross proceeds of $8,000,000 of which approximately $5,700,000 was used to pay off outstanding debt on a prior loan facility.  In June 2012, we prepaid $1,200,000, reducing our outstanding debt balance to $6,800,000.  Net proceeds from these financing activities have been used to fund the clinical development of our lead product candidate, brilacidin (formerly PMX-30063), our product candidate delparantag (formerly PMX-60056) and for general corporate purposes.  Remaining net proceeds will be used to continue the development of brilacidin and for general corporate purposes.

Interim Financial Information

The condensed consolidated financial statements include the accounts of PolyMedix, Inc. and its wholly-owned subsidiary, PolyMedix Pharmaceuticals, Inc.  All intercompany accounts and transactions have been eliminated in consolidation.  The information as of September 30, 2012, and for the three- and nine-month periods ended September 30, 2012 and 2011, and the period from August 8, 2002 (Inception) to September 30, 2012 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which, in our opinion, are necessary to state fairly the financial information set forth in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The interim results are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 13, 2012.

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

Derivative Financial Instruments

We account for certain outstanding warrants as derivative financial instruments in accordance with the interpretive guidance under Accounting Standards Codification (ASC) 815, “Derivatives and Hedging.”  Generally, we do not use derivative financial instruments to hedge exposures to cash flow or market risks. However, certain other financial instruments, specifically certain of our warrants, are classified as derivative liabilities on our statement of financial condition which meet the scoping requirements of ASC 815-10-15.   Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period, with the gains and losses recorded currently in our statement of operations as other income and expense.  In doing so, it is necessary to make certain assumptions and estimates to value these derivatives.

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

3 – Comprehensive Income and Loss

Comprehensive income and loss consists of reported net income or loss and unrealized gains or losses on available for sale securities.  As of September 30, 2012, we did not have any components in addition to reported net income and loss, which were included in comprehensive income and loss.  The comprehensive income and loss for each of the periods presented is equal to the net income and loss in the condensed consolidated statements of operations.

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

As of September 30, 2012 and December 31, 2011, we did not have any financial or nonfinancial instruments carried at fair value measured on a nonrecurring basis. The following table provides financial and nonfinancial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at September 30, 2012
	September 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability	$797	$-	$-	$797

		Fair Value Measurements at December 31, 2011
	December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liability	$4,863	$-	$-	$4,863

As discussed in Note 7, our Series D warrants are being accounted for as a derivative liability.  The fair value of our derivative liability was determined using the Black-Scholes-Merton formula – a Level 3 measurement.  As of September 30 2012, unobservable inputs included an exercise price of $0.80, expected life of 3.53 years, volatility of 71.51%, a 3.53-year interpolated risk-free rate of 0.39%, and 0% dividend rate.  The only observable input was our then current stock price of $0.27.  As of December 31, 2011, unobservable inputs included an exercise price of $0.80, expected life of 4.28 years, volatility of 66.35%, a 4.28-year interpolated risk-free rate of 0.66%, and 0% dividend rate.  The only observable input was our then current stock price of $0.77.

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
The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the three- and nine- months ended September 30, 2012 (in thousands):

	December 31, 2011	Warrant Exercises	Change in fair value	September 30, 2012
Derivative liability	$4,863	$(300)	$(3,766)	$797

	June 30, 2012	Warrant Exercises	Change in fair value	September 30, 2012
Derivative liability	$1,159	$-	$(362)	$797

The following tables set forth a summary of changes in the fair value of Level 3 liabilities for the three- and nine- months ended September 30, 2011 (in thousands):

	December 31, 2010	Warrant Issuance	Change in fair value	September 30, 2011
Derivative liability	$-	$4,512	$(563)	$3,949

	June 30, 2011	Warrant Issuance	Change in fair value	September 30, 2011
Derivative liability	$5,212	$-	$(1,263)	$3,949

5 –Short-term Investments

As of September 30, 2012 and December 31, 2011, we held only short-term investments, consisting of investments with maturities of less than one year.  All short-term investments represent certificates of deposit which are expected to be redeemed in the next 12 months, and are classified as “held to maturity” and recorded at cost.

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

This loan accrues interest at 11.95% and has a term of 39 months, with interest-only payments for the first nine months.  In connection with this loan, we also issued to MidCap a detachable warrant to purchase 161,290 shares of our common stock, which expires on April 4, 2017 (see Note 9 for additional information on the warrant).  The following table summarizes our debt included in our unaudited condensed consolidated balance sheet as of September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012	Principal	Unamortized Discount
Current portion	$1,615	$31
Long-term portion	5,185	53
Total	$6,800	$84
December 31, 2011	Principal	Unamortized Discount
Current portion	$3,664	$122
Long-term portion	3,099	91
Total	$6,763	$213

We allocated the $8,000,000 of proceeds received to both the debt and the detachable warrant based on the relative fair value of the debt instrument without the warrant and the warrant itself.  The relative fair value at the time of issuance was $7,900,000 and $100,000 for the debt and warrant, respectively (See Note 9 for additional information on the fair value of the warrant).  The portion allocated to the warrant was recorded to additional paid-in capital, and the liability portion will be amortized to interest expense as a discount to the principal balance of the debt.  As of September 30, 2012, we had accrued interest of approximately $68,000.  There are no financial covenants associated with this debt.  As of September 30, 2012, we were in compliance with all nonfinancial covenants.  We incurred $166,000 in debt issue costs in connection with securing the LSA, which we recorded as a noncurrent asset and are amortizing over the life of the loan.

Hercules Technology II, L.P. (HTGC)

In April  2012, we used approximately $5,700,000 of the proceeds from the MidCap LSA to pay off our then outstanding obligation to HTGC, including all outstanding principal, unpaid interest, and prepayment penalties.  As a result of this extinguishment, we incurred a loss of approximately $309,000, comprised of the remaining outstanding discount to the HTGC principal balance, unamortized debt costs related to the HTGC transaction, and the prepayment penalty. All warrants issued to HTGC remain outstanding and were unaltered as a result of this prepayment.

Fair Value

We estimate the fair value of the principal balance of our debt to be $6,817,000 and $6,774,000 as of September 30, 2012 and December 31, 2011, respectively.  We determined this value by discounting the remaining cash flows of our outstanding debt obligations as of September 30, 2012 and December 31, 2011 using an interest rate of 11.95%, which we estimate was our current rate of borrowing as of September 30, 2012.  As the valuation of our debt includes significant, unobservable inputs, it is classified under Level 3 of the fair value hierarchy.  Significant decreases in interest rates will substantially decrease the overall valuation of our debt, while significant increases in interest rates will substantially increase the overall valuation.

7 – Derivative Financial Instruments

Generally, we do not use derivative financial instruments to hedge exposures to cash flow or market risks.  From time to time, we seek additional funding from debt and equity financing arrangements, which frequently include the issuance of warrants to purchase our common stock.  Such warrants may contain provisions that require derivative classification in our financial statements.

As of September 30, 2012, the only outstanding warrants classified as derivative financial instruments are the Series D warrants, issued in connection with an equity financing that we closed in April, 2011.  Upon issuance of any warrant, we evaluate the terms of the warrant in connection with ASC 815, “Derivatives and Hedging.”  Our Series D warrants contain a provision whereby the exercise price may be reduced upon the occurrence of certain events within our control, such as the future issuance of common stock or rights to purchase common stock at a price below the current exercise price of the Series D warrants.  Accordingly, the Series D warrants are recorded as a derivative liability on our statement of financial condition, with subsequent changes to fair value recorded through earnings at each reporting period in our statement of operations as other income (expense). As a noncash item, each subsequent change in fair value is reflected in our statement of cash flows as a noncash adjustment to net loss under operating activities.  Upon exercise of these warrants, the cash inflow will be recorded as a financing activity on our statement of cash flows.  As of September 30, 2012, Series D warrants to purchase 431,250 shares of our common stock have been exercised.

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

	Three-Months Ended September 30,		Nine-Months Ended September 30,		Period from August 8, 2002 (Inception) to
	2012	2011	2012	2011	September 30, 2012
Research and development	$207	$197	$567	$656	$4,870
General and administrative	412	333	1,025	1,027	8,530
Total stock-based compensation expense	$619	$530	$1,592	$1,683	$13,400

During the nine-months ended September 30, 2012, stock options to purchase 4,508,000 shares of common stock were awarded to employees and non-employee directors at a combined grant date fair value of approximately $3,038,000.  There have been no significant changes to the assumptions used to calculate fair value from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. As of September 30, 2012, there were approximately 21,439,000 shares of common stock issuable upon exercise of outstanding stock options and approximately 5,154,000 shares of common stock available for issuance of future equity compensation awards in connection with our equity compensation plans.  As of September 30, 2012, there was approximately $3,552,000 of total unrecognized compensation cost related to non-vested stock options, which will be amortized over the weighted average remaining service period.

9 – Stockholders’ Equity

Common Stock

We are authorized to issue up to 250,000,000 shares of common stock, with a par value of $0.001, of which 106,791,339 and 105,999,610 were issued and outstanding at September 30, 2012 and December 31, 2011, respectively.  At our 2012 annual meeting of stockholders, our stockholders approved a proposal that will allow us to undergo a reverse stock split at any time prior to the 2013 annual meeting of stockholders.  The reverse stock split will be effected, if at all, by an amendment to our certificate of incorporation to combine outstanding shares of our common stock into a lesser number of outstanding shares by a ratio between 2:1 and 6:1, inclusive, with the exact ratio to be set by our board of directors in its sole discretion.

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, with a par value of $0.001, of which no shares were issued and outstanding at both September 30, 2012 and December 31, 2011.

Warrants

As of September 30, 2012, we had the following warrants outstanding to purchase shares of our common stock (number of shares underlying warrants in thousands):

Warrant Series	Outstanding as of December 31, 2011	Exercise Price	Issued	Exercised	Outstanding as of September 30, 2012	Expiration Date
2007	2,489	$1.10		-	2,489	December 2012
Series A	22,285	$1.00		(359)	21,926	July 2013
Series B	6,368	$1.00		-	6,368	September 2013
Series C	6,417	$1.25		-	6,417	November 2014
HTGC	628	$1.16		-	628	March 2015
Series D	12,500	$0.80		(431)	12,069	April 2016
MidCap	-	$1.24	161	-	161	April 2017
Total	50,687		161	(790)	50,058

All warrants are exercisable beginning five years prior to their expiration date.

In connection with our underwritten offering which closed in April 2011, we issued Series D warrants to purchase 12,500,000 shares of our common stock at an aggregate initial fair value of $4,512,500, which are classified as a derivative liability on our statement of financial condition.  See footnote 7 for additional information, and footnote 4 with respect to fair value.

In April 2012, we issued to MidCap a warrant to purchase 161,296 shares of our common stock in connection with the signing of a LSA with MidCap (included in table above). The fair value of this warrant at the time of issuance was $101,000, which was estimated using the Black-Scholes-Merton formula with the following assumptions: no dividends, then current stock price of $1.16, strike price of $1.24, risk-free interest rate of 1.01%, estimated life of five years and volatility of 66.54%. This warrant expires on April 4, 2017. As discussed in Note 6, this value was used to determine the relative fair value of the warrants of $100,000, which was recorded to Additional Paid-In Capital.

Equity Line

We had an Investment Agreement (Investment Agreement) with Dutchess Opportunity Fund, II, L.P. (formerly known as Dutchess Equity Fund, L.P.) (Dutchess), pursuant to which Dutchess committed to purchase up to $10,000,000 (but not to exceed 12,000,000 shares) of the Company’s common stock, subject to the terms and conditions of the Investment Agreement.  As of September 30, 2012, we have not issued any shares pursuant to this Investment Agreement, which expired in July 2012.

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

Forward-looking statements reflect only our expectations at the time they were made. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith as of the date of such statement and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished. Our actual results, performance or achievements could differ materially from those expressed in or inferred from the forward-looking statements due to a number of uncertainties, many of which are unforeseen, including:

➢	our need for, and the availability of, substantial capital in the future to fund our operations and planned clinical trials;
➢	conditions in the capital markets and the biopharmaceutical industry, particularly with respect to raising capital or entering into strategic arrangements;
➢	results of our preclinical and clinical trials, including regulatory approvals necessary for advancement and continuation of our development programs;
➢	our ability to attract patients to participate in and third party providers to administer our clinical studies;
➢	changes to the regulations or guidance to which we and our product candidates are subject, both in the United States and internationally;
➢	the timing of our product development and evaluation;
➢	the timing and magnitude of expenditures we may incur in connection with our research and development activities;
➢	the outcome of pending or future legal proceedings, claims, lawsuits or investigations;
➢	our reliance on third party manufacturers and suppliers to produce our compounds in the quantities and quality needed for our clinical trials;
➢	the size of the market opportunity for our product candidates;
➢	the ability of our product candidates to successfully compete against existing and new products made by our competitors;
➢	the success, timing and financial consequences of our formation of new business relationships and alliance; and
➢	the timing and volume of sales of products for which we may obtain marketing approval.

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

Since inception, we have incurred operating losses, have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through September 30, 2012 was approximately $96,587,000, and we expect to continue to incur substantial losses in future periods. None of our product candidates has received regulatory approval for commercial sale and our product candidates may never be commercialized. In addition, all of our product candidates are in the early stages of development and several programs are on hold pending additional financing. Our development programs require a significant amount of cash to support the development of product candidates. The progress and results of our future clinical trials or future pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected.

We are highly dependent on the success of our research and development efforts and, ultimately, upon regulatory approval and market acceptance of our products under development.  Our short and long-term capital requirements depend upon a variety of factors, including the timing and results of our clinical trials, our ability to enter into, and realize the benefits from, strategic partnerships, regulatory and market acceptance of our product candidates, and various other factors, such as overall and sector-specific market conditions. We believe that our current cash and investment balances as of the date of this report will not be sufficient to fund our operations for the next 12 months.  Accordingly, we do not plan to commence our planned brilacidin clinical trials, including the planned Phase 2B dose optimization study in treating patients with ABSSSI and Phase 2 oral topical formulation for treating patients with cancer oral mucositis until we secure adequate additional funding.  We plan to seek additional funds through equity or debt financings, strategic alliances, or other sources.  However, we may not be able to obtain additional funding on favorable terms, if at all.  If we are unable to secure adequate additional funding, we will continue to delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding.  As a result, our business, operating results, financial condition and cash flows may be materially and adversely affected.

Brilacidin

The intravenous formulation of our lead product candidate, brilacidin, is an antibiotic which has the potential to treat a variety of indications, including ABSSSI caused by either drug-sensitive or drug-resistant strains of Staphylococcus aureus bacteria, our intended first clinical indication.  We have plans for the future development of brilacidin to potentially include other infections, bacterial strains, routes of administration, and indications, including an oral topical formulation for the treatment of cancer oral mucositis.

ABSSSI

In April 2012, we completed and announced positive results from a Phase 2 clinical trial with brilacidin.  This randomized, blinded, active-controlled, multinational Phase 2 clinical trial was conducted at multiple sites in Canada, Russia and Ukraine.  The study objectives were to evaluate the safety and efficacy of brilacidin as treatment for ABSSSI caused by Staphylococcus aureus, including methicillin-resistant Staphylococcus aureus (MRSA).  The study objectives were met, with all evaluated doses of brilacidin demonstrating similar clinical response rates to those of the active control, daptomycin.  The study was conducted in accordance with FDAs most recent ABSSSI guidelines and is intended to support regulatory approval in the United States.  As expected, and consistent with previous clinical studies, patients receiving brilacidin commonly reported sensations of numbness and tingling that were generally characterized as mild and resolved following treatment. No patient stopped treatment as a result of these sensations. Other treatment-related adverse events included hypertension, injection site pain, nausea, vomiting, vertigo, and pyrexia. There was one treatment-related serious adverse event that was at least possibly drug-related reported in each brilacidin study arm. Treatment-related serious adverse events included an instance of hypertension in the medium and high dose regimens, which discontinued therapy, and an instance of increased platelets in the low dose regimen.

We are scheduled to meet with the FDA later this month to discuss our clinical development plans for brilacidin, including a Phase 2B dose optimization study for treating patients with ABSSSI.  Subject to the results of that meeting and our financing efforts, we would expect to commence the Phase 2B dose optimization study in 2013.  We estimate that the direct development costs to conduct this Phase 2B clinical study for brilacidin will be in the range of $4 million to $7 million.  We will need to conduct additional studies beyond this planned Phase 2B clinical trial and incur substantial costs in order to file a New Drug Application (NDA) for brilacidin.  The nature, design, size and cost of further studies will depend in large part on the outcome of preceding studies and future discussions with regulators.

In the planned Phase 2B study, we intend to study three dosing regimens administered over one to three days. We recently completed pharmacokinetic and pharmacodynamic modeling which analyzed the drug concentrations and clinical outcomes and modeled the planned dosing regimens for the planned Phase 2B study. Based on this modeling, we believe each of these dosing regimens could demonstrate efficacy, with low probability of blood pressure related adverse events.

Oral Mucositis

In animal models of oral mucositis, an oral rinse containing brilacidin was shown to reduce the occurrence of severe ulcerative oral mucositis by more than 90% compared to placebo.  Brilacidin and related compounds have shown antibacterial, anti-biofilm and anti-inflammatory properties in various pre-clinical studies.  We believe that the combination of these attributes contribute to the efficacy of brilacidin in these animal models.

We are currently conducting enabling work to file an investigational new drug application (IND) with FDA for this indication. Depending on the outcome of our discussions with regulators and with adequate additional funding, a clinical trial in cancer patients may commence during the first half of 2013.

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

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of the changes in our results of operations during the three- and nine-months ended September 30, 2012 and 2011, and in our financial condition as of September 30, 2012 and December 31, 2011.

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

Stock-based compensation

Since inception, we have used the Black-Scholes-Merton formula to estimate the fair value of stock options and warrants and have elected to continue to estimate the fair value of stock options and warrants using the Black-Scholes-Merton formula. The volatility and expected term assumptions have the most significant effect on the results obtained from the Black-Scholes-Merton formula.  As noted in our Annual Report on Form 10-K for the year ended December 31, 2011, we have to date assumed that stock options have an expected life of five years, representing about half of their contractual life, and assumed Common Stock volatility of between 41% and 77%.  Warrants have an initial expected life of five years, equal to their contractual life, with adjustments made each reporting period for certain warrants requiring mark-to-market treatment.  Higher estimates of volatility and expected life of the option or warrant increase the value of an option or warrant and the resulting expense.  Given the absence of an active market for our Common Stock in prior periods, the fair value of our Common Stock has periodically been estimated using several criteria, including progress and milestones achieved in our research activities along with the price per share of our Preferred and Common Stock offerings.

Results of Operations

Grant and contract revenues were $506,000 and $1,610,000 for the three- and nine-month periods ended September 30, 2012, respectively, compared to $387,000 and $1,521,000 for the three- and nine-month periods ended September 30, 2011.  Over all periods, we had the same four research grants and contracts outstanding.  Increases in revenues in both the three- and nine-month periods are attributable to the timing of certain costs under our existing research grants and contracts.

Research and development expenses were $3,177,000 and $11,182,000 for the three- and nine-month periods ended September 30, 2012, respectively, compared to $3,608,000and $8,926,000 for the three- and nine-month periods ended September 30, 2011, respectively.  The decrease in the three-month period is due primarily to the completion or discontinuation of clinical trials that were ongoing over the same period in 2011.  The increase in the nine-month period is related primarily to clinical trials that had not been fully underway during the first quarter of 2011, but which were completed during or were ongoing throughout the first half of 2012, as well as drug development costs related to enabling activities for our next planned clinical trials for brilacidin.

Our research and development expenses include $1,140,000, and $4,699,000 of direct research and development costs for brilacidin for the three- and nine-month periods ended September 30, 2012, respectively, and $1,699,000 and $3,178,000 for the three- and nine-month periods ended September 30, 2011, respectively, and $25,684,000 for the period from August 8, 2002 (Inception) to September 30, 2012.  While we do not specifically track indirect costs and general and administrative expenses by product candidate, most of these costs and expenses have been incurred in support of this lead product candidate.

General and administrative expenses were $1,864,000 and $5,696,000 for the three- and nine-month periods ended September 30, 2012, respectively, compared to $1,926,000 and $5,313,000 for the three- and nine-month periods ended September 30, 2011, respectively.  General and administrative expenses in the three-month period remained relatively flat.  The increase in the nine-month period is due primarily to increases in legal and patent costs.

Interest income was $8,000 and $35,000 for the three- and nine-month periods ended September 30, 2012, respectively, compared to $21,000 and $64,000 for the three- and nine-month periods ended September 30, 2011, respectively, and fluctuated consistently with decreasing cash balances.

Interest expense was $215,000 and $677,000 for the three- and nine-month periods ended September 30, 2012, respectively, compared to $279,000 and $905,000 for the three- and nine-month periods ended September 30, 2011, respectively.  This decrease in both periods is due to decreased outstanding debt and interest rates.

Gain on derivative instruments was $362,000 and $3,766,000 for the three- and nine-month periods ended September 30, 2012, respectively, compared to $1,263,000 and $563,000 for the three- and nine-month periods ended September 30, 2011, respectively.  In connection with our Series D warrants classified as a derivative liability, the warrants are adjusted for changes in fair value at each reporting period, and such changes are recorded through earnings.  Due to decreases in our stock price in both periods, the fair value decreased resulting in a non-cash gain and decrease in the derivative liability.

Loss on extinguishment of debt was $0 and $309,000 for the three- and nine-month periods ended September 30, 2012 compared to $0 for the three- and nine-month periods ended September 30, 2011.  In April 2012, we paid off our then outstanding credit facility with Hercules Technology II, L.P. (HTGC) with proceeds from a new debt facility with MidCap Financial SBIC, L.P. (MidCap). This amount represents the losses incurred in connection with the extinguishment of the original credit facility.

Historical Cash Flows

Operating Activities. Cash used in operating activities was $14,815,000 and $11,789,000 for the nine-month periods ended September 30, 2012 and 2011, respectively.  This increase was driven primarily by an increase in our operational cash outflows related to our completed clinical trials as well as enabling activities for our two planned clinical trials of brilacidin.

Investing Activities. Cash provided by (used in) investing activities primarily represents cash paid for the purchase of capital assets and investments offset by the proceeds from the maturity and sale of such assets and investments.  During the nine-month periods ended September 30, 2012 and 2011, we paid $15,000 and $183,000, respectively, for the purchase of lab equipment.  During the nine-month period ended September 30, 2012, we also received $34,000 from the sale of certain laboratory computer equipment, and a net amount of $400,000 from the maturity and repurchase of short-term investments.

Financing Activities. To date, we have financed our operating and investing activities primarily from the proceeds from the sale of equity securities and issuance of debt. During the nine-month period ended September 30, 2012, we paid down $7,963,000 in principal on our long-term debt and received net proceeds from the issuance of debt of $7,834,000.  We also received proceeds of $704,000 from the exercise of outstanding warrants.  During the nine-month period ended September 30, 2011, we paid down $2,389,000 in principal on our long term debt, and received net proceeds of $18,451,000 from our April 2011 underwritten registered offering.

Financial Condition

In April 2012, we entered into a loan and security agreement with MidCap for initial gross proceeds of $8,000,000.  Approximately $5,700,000 of the proceeds was used to pay off our credit facility with HTGC.  In June 2012, we entered into a first amendment to the loan and security agreement with MidCap and repaid $1,200,000 in principal, reducing our outstanding principal balance to $6,800,000.  In April 2011, we completed an underwritten registered offering for gross proceeds of $20,000,000.  Net proceeds from these financing activities have been used to fund our clinical development of brilacidin and delparantag and for general corporate purposes, and remaining net proceeds will be used to continue the clinical development of brilacidin, and for general corporate purposes.  We believe that our cash and investment balances as of the date of this report will not be sufficient to fund our operations for the next 12 months.  Accordingly, we do not plan to commence our planned brilacidin clinical trials, including the planned Phase 2B dose optimization study in treating patients with ABSSSI and Phase 2 oral topical formulation for treating patients with cancer oral mucositis until we secure adequate additional funding.  We plan to seek additional funds through equity or debt financings, strategic alliances, or other sources. However, we may not be able to obtain additional funding on favorable terms, if at all. If we are unable to secure adequate additional funding in the near future, we will continue to delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding. As a result, our business may be materially and adversely affected.

As of September 30, 2012 and December 31, 2011, we had cash and investment balances of approximately $7,133,000 and $21,354,000, respectively, and total liabilities of approximately $12,483,000 and $17,267,000, respectively.  The decrease in our cash and investment balances from December 31, 2011 to September 30, 2012 was primarily attributable to payment of costs related to our completed Phase 2 clinical trial for brilacidin. The decrease in our total liabilities was primarily attributable to the non-cash mark-to-market adjustment on our Series D warrants classified as a derivative liability.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2012, on July 2, 2012, a putative class action was filed against us, and our chief executive officer, chief financial officer, and a former officer.  The action was filed in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of a class of our investors who purchased our publicly traded securities between March 7, 2011 and May 10, 2012.  The complaint in this action generally alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act in connection with various public statements made by us.  We believe these allegations to be without merit and intend to vigorously defend this action.  The potential impact of this action, which seeks unspecified damages, attorneys’ fees and expenses, is uncertain.

Item 1A. Risk Factors

Risks Related to Our Business

We have incurred losses since inception and anticipate that we will continue to incur losses for the foreseeable future.

We are a development stage company with a limited operating history.  As of September 30, 2012, we had an accumulated deficit of approximately $96,587,000.  We expect to continue to incur significant and increasing operating losses, in the aggregate and on a per share basis, for the foreseeable future.  These losses, among other things, have had and will continue to have an adverse effect on our results of operations, financial condition, stockholders’ equity, net current assets and working capital.

Because of the numerous risks and uncertainties associated with developing new drugs, we are unable to predict the extent of any future losses or when we will become profitable, if at all.  We have no products available for commercial sale, and, to date, we have not generated any product revenue.  We have financed our operations and internal growth primarily through equity and debt financings.  We have devoted substantially all of our efforts to research and development, including current Good Manufacturing Practices (cGMP) manufacturing and current Good Laboratory Practices (cGLP) compliant toxicology, safety pharmacology, genotoxicity studies and clinical studies for our clinical product candidates.

If we are unable to meet our needs for additional funding in the future, we will be required to limit, scale back or cease operations.

We do not have the funding resources necessary to carry out all of our proposed operating activities.  We will need to obtain additional financing in the future in order to fully fund brilacidin or any other product candidates through the regulatory approval process.

We believe that our cash and investment balances as of the date of this report will not be sufficient to fund our operations for the next 12 months.  Accordingly, we do not plan to commence our planned brilacidin clinical trials, including the planned Phase 2B dose optimization study in treating patients with ABSSSI and Phase 2 oral topical formulation for treating patients with cancer oral mucositis until we secure adequate additional funding.  We plan to seek additional funds through equity or debt financings, strategic alliances, or other sources.  However, we may not be able to obtain additional funding on favorable terms, if at all.  If we are unable to secure adequate additional funding, we will continue to delay, scale-back or eliminate certain of our planned research, drug discovery and development activities and certain other aspects of our operations and our business until such time as we are successful in securing adequate additional funding.  As a result, our business, operating results, financial condition and cash flows may be materially and adversely affected.  We expect that the direct development costs to conduct our planned Phase 2B dose optimization study for brilacidin will be in approximate range of $4 million to $7 million.  We will incur substantial costs beyond the present and planned

Phase 2 trials in order to file a New Drug Application (NDA) for brilacidin.  The nature, design, size and cost of further studies will depend in large part on the outcome of preceding studies and discussions with regulators.

Our future capital requirements will depend on many factors, including:

➢	timing and success of our clinical trials for brilacidin;

➢	continued progress of and increased spending related to our research and development activities;

➢	conditions in the capital markets and the biopharmaceutical industry, particularly with respect to raising capital or entering into strategic arrangements;

➢	progress with preclinical experiments and clinical trials, including regulatory approvals necessary for advancement and continuation of our development programs;

➢
changes in regulatory requirements and guidance of the FDA and other regulatory authorities, which may require additional clinical trials to evaluate safety and/or efficacy, and thus have significant impacts on our timelines, cost projections, and financial requirements;

➢	ongoing general and administrative expenses related to our reporting obligations under the Exchange Act;

➢	cost, timing, and results of regulatory reviews and approvals;

➢	costs of pending or future legal proceedings, claims, lawsuits and investigations;

➢	success, timing, and financial consequences of any future collaborative, licensing and other arrangements that we may establish;

➢	cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

➢	costs of commercializing any of our other product candidates;

➢	technological and market developments;

➢	cost of manufacturing development; and

➢	timing and volume of sales of products for which we obtain marketing approval.

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

Because we are not currently conducting any clinical trials and have taken a number actions to scale back our operations, our opportunities for significant future cost savings are limited.

Funding, especially on terms acceptable to us, may not be available to meet our capital needs.

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

If funding is not available when needed, or is available only on unfavorable terms, we plan to pursue strategic alternatives, including sale of the company to an acquirer, as an alternative to financing.

We have pledged substantially all of our assets as collateral to secure certain credit facilities and have provided the lenders with remedies in the event of a default, including the ability to collect and liquidate the collateral.

We have $6,800,000 outstanding on our credit facility with MidCap and a $1,000,000 letter of credit agreement to secure our payment obligations under our facility operating lease. We may renew or extend these credit facilities or establish similar credit facilities in the future. We believe that our cash and investment balances as of the date of this report will not be sufficient to fund our operations for the next 12 months.  If we do not make required payments to our secured creditors or otherwise experience an event of default, including the occurrence of a material adverse change, our secured creditors may exercise all remedies available to them under the applicable credit agreements and applicable law, including acceleration of our obligations to them and the collection and liquidation of the collateral. While we have not pledged our intellectual property as collateral, we have pledged the rights to any payments and proceeds from the sale, licensing or disposition of all or any part of our intellectual property and have pledged the stock of PolyMedix Pharmaceuticals, Inc.

Development of our product candidates is a lengthy, expensive and uncertain process that requires investment of substantial amounts of time and money that may not yield viable products, which may cause our business and results of operations to suffer.

We face the risks of failure inherent in developing drugs based on new technologies and particularly those with novel mechanisms of action. Product candidates with novel mechanisms of action may receive increased scrutiny by the FDA and other regulatory bodies due to the greater uncertainty and questions regarding potential novel toxicities, which could result in requirements for additional safety and other studies, which, if required, would increase the time and cost of development. None of our product candidates have received regulatory approval for commercial sale and our product candidates may never be commercialized. In addition, all of our product candidates are in the early stages of development and most of our activities are on hold until we are able to obtain and allocate sufficient resources, including financing. The progress and results of any future clinical trials or pre-clinical testing are uncertain, and if our product candidates do not receive regulatory approvals, our business, operating results, financial condition and cash flows will be materially adversely affected. Our product candidates are not expected to be commercially available for several years, if at all.

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

The FDA has been working to revise certain of its guidance and in August 2010 issued draft guidance for clinical trial conduct, evaluation, clinical endpoints, and requirements for regulatory approval for antibiotic product candidates intended for use in acute bacterial infections, including acute bacterial skin and skin structure infections (ABSSSI), which has been the intended first clinical indication for brilacidin.  Based on the potential impacts of revised final FDA guidance, there may be delays in the conduct of clinical trials in the United States.   The FDA and/or other foreign regulatory authorities may in the future request clinical trial parameters that result in clinical trials that are too expensive or too difficult to demonstrate pharmacoeconomic and therapeutic benefits compared to existing therapy. As a result, our present plans for clinical development, including the cost and timing for development of our product candidates, may ultimately be substantially different than our present expectations, and there is no way of predicting what impacts on our timelines, cost projections, and clinical trials requirements may result from these changes in policy, requirements, standards, and guidance of the FDA and other regulatory authorities.

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

If we are not able to retain our management and advisory team and attract and retain qualified scientific, technical and business personnel, our business will suffer.

We are highly dependent on our executive officers and other key management and technical personnel, including Nicholas Landekic, Daniel M. Jorgensen, MD, MPH, Richard Scott, Ph.D., and Edward Smith.  The loss of any of them could negatively affect our future operations.  We do not maintain “key person” life insurance policies on any of our personnel.

Our success is also dependent on our ability to attract, retain and motivate highly trained technical, marketing, sales and management personnel for the development, maintenance and expansion of our activities.  We may not be able to retain our existing personnel or attract additional qualified employees.  The loss of key personnel or the inability to hire and retain additional qualified personnel in the future could negatively affect our business, financial condition and results of operation.

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

Furthermore, proposing, negotiating and implementing an economically viable acquisition or license can be a lengthy, costly and complex process.  Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition or license of product candidates and/or technologies.  We may not be able to acquire the rights to alternative product candidates and/or technologies on terms that we find acceptable, or at all.  Our failure to acquire or license alternative products and/or technologies could negatively affect our business, prospects and financial condition.

Failure to effectively manage our growth may negatively affect our business, results of operations and financial condition.

In order to successfully develop brilacidin or any other product candidates, we will need to obtain financing and expand our operations. However, we may not be able to effectively grow and expand our business. Successful implementation of our business plan will require management of growth, which will result in an increase in the level of responsibility for management personnel. To manage growth effectively, we will be required to continue to implement and improve our operating and financial systems and controls to expand, train and manage our employee base. The management, systems and controls in place or to be implemented may not be adequate for such growth, and the steps taken to hire personnel and to improve such systems and controls might not be sufficient. If we are unable to manage our growth effectively,  our results of operations and financial condition may be harmed.

Our executive officers and directors have the ability to influence matters submitted to our stockholders for approval.

As of September 30, 2012, our executive officers and directors, in the aggregate, beneficially owned shares representing approximately 13.8% of our common stock.  Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination.  On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share.  If our executive officers and directors choose to act together, they would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs.  For example, these individuals, if they chose to act together, would have significant influence on the election of directors, and other matters submitted to stockholder vote, including any approval of any merger, consolidation or sale of all or substantially all of our assets.  This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We may enter into licensing agreements with third party intellectual property owners for use of their property in connection with our products in order to ensure that such third party’s rights are not infringed.  Although we are not aware that any of our intended products would materially infringe the rights of others, a claim of infringement may be asserted against us and any such assertion may result in costly litigation or may require us to obtain a license in order to make, use, or sell our products.  Third parties may assert infringement claims against us in the future.  Any such claims or litigation, with or without merit, could be costly and a diversion of management’s attention, which could have a material adverse effect on our business, operating results and financial condition.  Adverse determinations in such claims or litigation could harm our business, operating results and financial condition.

We may be unable to protect the intellectual property rights of the third parties from whom we license certain of our intellectual property or with whom we may enter into other strategic relationships, which may harm our business.

We are, and will continue to be, reliant upon such third parties to protect their intellectual property rights to this technology.  Such third parties may determine not to protect the intellectual property rights that we license from them and we may be unable defend such intellectual property rights on our own or we may have to undertake costly litigation to defend the intellectual property rights of such third parties.  We may not continue to have proprietary rights to the intellectual property that we license from such third parties or otherwise have the right to use through similar strategic relationships.  Any loss or limitations on use with respect to our right to use such intellectual property licensed from third parties or otherwise obtained from third parties with whom we have entered into strategic relationships could harm our business, operating results and financial condition.

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

Some of our research has been or are being funded in part by government grants and contracts. As a result of such funding, the U.S. Government has established guidelines and have certain rights in the technology developed with the grant and contract. If we fail to meet these guidelines, we would lose our exclusive rights to any such technologies, and we would lose potential revenue which we may have otherwise derived from the sale of products based on such technologies.

Risks Related to our Industry

We may experience delays in obtaining or we may not obtain required regulatory approvals in the U.S. to market our proposed product candidates.

Delays in regulatory approval, limitations in regulatory approval and withdrawals of regulatory approval may have a negative impact on our results of operations.  If we experience delays in testing or approvals, our product development costs may increase.  If the FDA grants regulatory approval of a product, this approval will be limited to those disease states and conditions for which the product has been demonstrated through clinical trials to be safe and effective.  Any product approvals that we receive in the future could also include significant restrictions on the use or marketing of our products.  Product approvals, if granted, can be withdrawn for failure to comply with regulatory requirements or upon the occurrence of adverse events following commercial introduction of the products.  Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our product candidates or us.  If approvals are withdrawn for a product, or if a product were seized or recalled, we would be unable to sell or license that product and our revenues would suffer.  In addition, outside the U.S., our ability to market any of our potential products is contingent upon receiving market application authorizations from the appropriate regulatory authorities and these foreign regulatory approval processes include all of the risks associated with the FDA approval process described above.

The FDA has been working to revise certain of its guidance and in August 2010 issued draft guidance for clinical trial conduct, evaluation, clinical endpoints, and requirements for regulatory approval for antibiotic product candidates intended for use in acute bacterial infections, including skin and skin structure infections (ABSSSI), which has been the intended first clinical indication for brilacidin.  Based on the potential impacts of revised final FDA guidance, there may be delays in the conduct of clinical trials in the United States.  The FDA and/or other foreign regulatory authorities may in the future request clinical trial parameters that result in clinical trials that are too expensive or too difficult to demonstrate pharmacoeconomic and therapeutic benefits compared to existing therapy.  As a result, our present plans for clinical development, including the cost and timing for development of our product candidates, may ultimately be substantially different than our present expectations, and there is no way of predicting what impacts on our timelines, cost projections, and clinical trials requirements may result from these changes in policy, requirements, standards, and guidance of the FDA and other regulatory authorities.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively the “Act”) enacted sweeping health care reforms in March 2010, with staggered effective dates from 2010 through 2018, and many provisions in the Act require the issuance of additional guidance from the U.S. Department of Labor, the Internal Revenue Service, the U.S. Department of Health & Human Services, and the states.  This reform includes, but is not limited to: the implementation of a small business tax credit; required changes in the design of our healthcare policy including providing insurance coverage to part-time workers working thirty or more hours per week; “grandfathering” provisions for existing policies; state insurance exchanges; “pay or play” requirements; and a “Cadillac plan” excise tax.  We are currently unable to determine the long-term impact of such legislation on our business. Since many provisions of the Act do not become operative until future years, we do not expect the Act to have a material adverse impact on our results of operations in 2012.  However, health care reform as mandated and implemented under the Act and any future federal or state mandated health care reform could materially and adversely affect our financial condition and results of operations by increasing our costs, hindering our ability to effectively match our cost of providing health insurance with our pricing and impeding our ability to attract and retain customers as well as potentially changing our business model or causing us to lose certain competitive advantages.

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

The market price of our common stock, as quoted on the OTC Bulletin Board, has declined substantially. A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital.  Because a significant portion of our operations has been and will continue to be financed through the sale of equity securities, if the market price of our common stock remains low or declines further, it could be especially detrimental to our liquidity and our operations.  Current market prices or declines may have a significant negative effect on our ability to raise additional capital and on our business plans and operations, including our ability to develop our product candidates and continue our operations.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors.  Any failure to meet these expectations, even if minor, may negatively affect the market price of our common stock.

If we undergo a reverse split of our common stock, the value of our common stock may be less than the market value of the common stock before the split multiplied by the split ratio.

At our 2012 annual meeting of stockholders, our stockholders approved a proposal that will allow us to undergo a reverse stock split at any time prior to the 2013 annual meeting of stockholders.  The reverse stock split will be affected, if at all, by an amendment to our certificate of incorporation to combine outstanding shares of our common stock into a lesser number of outstanding shares by a ratio between 2:1 and 6:1, inclusive, with the exact ratio to be set by our board of directors in its sole discretion.  When proposed, one of the intended purposes of undergoing a reverse stock split was to increase the per share market price of our common stock, in order to enhance our ability to meet the initial listing requirements of The Nasdaq Stock Market LLC or other national securities exchange.  After the completion of any reverse stock split, however, the per share market price of our common stock may not increase as much as planned, and the post-split market price of our common stock may be less than the pre-split price multiplied by the split ratio. In addition, a reduction in the shares available in the public float may impair the liquidity in the market for our common stock which may reduce the value of our common stock.  Further, even if we undergo a reverse stock split, we may not obtain approval for the listing of our common stock on The Nasdaq Stock Market LLC or other national securities exchange.

If we issue additional shares in the future, it will likely result in the dilution of our existing stockholders.

Our certificate of incorporation authorizes the issuance of up to 250,000,000 shares of common stock with a $0.001 par value and up to 10,000,000 preferred shares with a par value of $0.001, of which approximately 107,000,000 common shares were issued and outstanding as of September 30, 2012. We may need to increase our authorized share count in order to issue additional shares of common stock in the future.  In addition, if we effect a reverse stock split, the number of authorized unissued shares of our common stock will increase.

From time to time we also will increase the number of shares available for issuance in connection with our equity compensation plans and we may issue awards to our employees outside the terms of our stock plans. As of September 30, 2012 we had approximately 5,154,000 additional shares of common stock reserved for future issuance under our stock plans. Our board of directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of preferred stock and may choose to issue some or all of such shares to provide additional financing or acquire more products or businesses in the future.

Moreover, in the past, we issued warrants and options to acquire shares of common stock. As of September 30, 2012, we had warrants and options to purchase approximately 71,497,000 shares of our common stock outstanding.

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

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

Exhibit 10.1
Letter Agreement, dated August 6, 2012, between PolyMedix, Inc., and Bozena Korczak (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 9, 2012). +

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the unaudited Condensed Consolidated Financial Statements.

* Filed herewith.

+ Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PolyMedix, Inc.

November 9, 2012	By: /s/ Nicholas Landekic
Date	Nicholas Landekic
President & Chief Executive Officer (Principal Executive Officer)

November 9, 2012	By: /s/ Edward F. Smith
Date	Edward F. Smith
Vice President, Finance & Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS INDEX
Exhibit No.	Description of Exhibit

Exhibit 10.1
Letter Agreement, dated August 6, 2012, between PolyMedix, Inc., and Bozena Korczak (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 9, 2012). +

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 101
The following financial information from this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to the unaudited Condensed Consolidated Financial Statements.

* Filed herewith.

+ Management contract or compensatory arrangement.